Form 10-Q
period 2011-05-31
Calendar Dragon Inc.
filed 2011-07-15
CIK 1515635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2011

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER    333-172896

CALENDAR DRAGON INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0687028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11602 – 75 Ave, Edmonton, Alberta, Canada, T6G 0J2
(Address of principal executive offices, including zip code)

780-435-2650
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,795,000 shares of common stock as of July 15, 2011.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Calendar Dragon Inc. (the “Company”) for the three month period ended May 31, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at May 31, 2011 and November 30, 2010.

(b)
Consolidated Statement of Operations for the three months ended May 31, 2011 and 2010 and for the six months ended May 31, 2011 and 2010 and for the cumulative period from inception (April 7, 2010) through May 31, 2011.

(c)	Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2010 and for the cumulative period from inception (April 7, 2010) through May 31, 2011.

(d)	Statement of Changes in Stockholders’ Equity for the period from inception (April 7, 2010) to May 31, 2011.

(e)	Notes to Financial Statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Balance Sheet
As at May 31, 2011 and November 30, 2010

	May 31,	November 30,
	2011	2010
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$21,605	$57,212

Intangible Assets
Website	$18,000	$-

	$39,605	$57,212

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities	-	-

Other Liabilities
Officer Loan	1,600	1,533

	$1,600	$1,533
STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none	-	-
Common Stock, par value $0.001; authorized 65,000,000 shares;
issued and outstanding: 3,795,000 shares as at May 31, 2011
and November 30, 2010	3,795	3,795
Additional paid-in capital	56,605	5,605
Deficit accumulated in the development stage	(22,395)	(4,721)

	38,005	4,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,605	$6,212

See accompanying notes to interim financial statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
					from Inception,
					April 7, 2010,
	For the three months ended		For the six months ended		through
	May 31,		May 31,		May 31,
	2011	2010	2011	2010	2011

Revenues			$-	$-	$-

Costs and Expenses
Professional Fees	2,000	650	4,550	2,000	7,550
Transfer Fees		10,000	10,000	-	10,000
Other General & Administrative expenses	1,440	7,879	3,124	1,440	4,845
			-		-
Total Expenses	3,440	18,529	17,674	3,440	22,395

			-		-
Net Income (Loss)	$3,440	$18,529	$17,674	$3,440	$22,395

Net Loss per common share, basic and diluted	$0.00	$0.04	$0.00	$0.00

Weighted average shares outstanding,
basic and diluted	3,795,000	482,222	3,795,000	1,550,000

See accompanying notes to interim financial statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Statement of Cash Flows
( Unaudited)

			For the period
			from Inception,
			April 7, 2010,
	For the six months ended		through
	May 31,		May 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net Income (Loss)	$(35,674)	$(3,440)	$(40,395)
Adjustments to reconcile net loss to
net cash used by operating activities:	-	-	-
Change in operating assets and liabilities:
Accounts Payable	-	-	-
Net Cash provided by (used by)			-
Operating Activities	(35,674)	(3,440)	(40,395)

Cash Flows from Investing Activities
Sale of stock for cash	-	15,500	60,400
Net Cash (used by) Investing Activities	-	15,500	60,400

Cash Flows from Financing Activities
Proceeeds of officer loan	67	1,297	1,600
Net Cash provided by Financing Activities	67	1,297	1,600

Net increase in cash	(35,607)	13,357	21,605

Cash at beginning of period	57,212	-	-

Cash at end of period	$21,605	$13,357	$21,605

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying notes to interim financial statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the period from Inception, April 7, 2010 to May 31, 2011
(Unaudited)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, April 7, 2010	-	$-	$-	$-	$-

Stock issued for cash @ $0.01 per share
May 7, 2010, 2010	1,550,000	$1,550	$13,950		$15,500
Stock issued for cash @ $0.02 per share
October 1, 2010	570,000	$570	$10,830		$11,400
Stock issued for cash @ $0.02 per share
November 30, 2010	1,675,000	1,675	31,825		$33,500
Net loss, period ended November 30, 2010				(4,721)	(4,721)

Balances at November 30, 2010	3,795,000	$3,795	$56,605	$(4,721)	$55,679

Net loss, 6 months ended May 31, 2011				(17,674)	(17,674)

Balances at May 31, 2011	3,795,000	$3,795	$56,605	$(22,395)	$38,005

See accompanying notes to interim financial statements.

Calendar Dragon, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
May 31, 2011

Note 1.       Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the three months ended May 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end November 30, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended May 31, 2011 are not necessarily indicative of results for the entire year ending November 30, 2011.

Organization

Calendar Dragon, Inc. (the “Company”) was incorporated under the laws of the State of Nevada April 7, 2010. The Company was formed with the object of generating a website that will bridge the gap between current social networking, e-mail and calendaring / scheduling activities for the individual, with broader applications to business, government, law enforcement, and medical.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more-likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both May 31, 2011 and November 30, 2010.

At November 30, 2010, the Company has accumulated net operating losses totaling approximately $22,000 which are available to reduce taxable income in future taxation years. The carryforwards will begin expiring in 2026 unless utilized in earlier years.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Note 2.       Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of this statement had no effect on the Company’s reported financial position or results of operations.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have any effect on the Company’s reported financial position or results of operations.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-           Level 1:  Quoted prices in active markets for identical assets or liabilities.

-           Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-           Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company’s financial instruments as of May 31, 2011 reflect:

	Level 1	Level 2	Level 3	Level 4

Officer Loan		$1,600

Earnings Per Share

Earnings per share is calculated in accordance with FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) No.260, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  The Company has no potentially dilutive securities as of May 31, 2011.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended May 31, 2011:

Numerator

Basic and diluted earnings (loss) per share:
Net Income		$(17,674)
Denominator
Basic and diluted weighted average number of shares outstanding		3,795,000

Basic and Diluted Net Earnings Per Share	$	(0.00)

Note 3.       Capital Structure

During the period from inception  Apr. 7, 2010 through May 31, 2011 the Company entered into the following equity transactions:

May 7, 2010:   Sold 1,550,000 shares at $0.01 per share realizing $15,500.
October 1, 2010:   Sold 570,000 shares at $0.02 per share realizing $11,400.
November 30, 2010:   Sold 1,675,000 shares at $0.02 per share realizing $33,500.

As of May 31, 2011 the Company has authorized 10,000,000 shares of preferred stock, of which none were issued and outstanding.

As of May 31, 2011 the Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 3,795,000 shares have been issued and are outstanding.

Note 4.       Website development costs

Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of May 31, 2011, the Company had net capitalized costs of $20,000 related to its web site development. The development costs are being depreciated on a straight-line basis over an estimated useful life of 5 years.

Website cost and accumulated amortization as of May 31, 2011 is as follows:

Website development	$20,000
Accumulated amortization	(2,000)
$18,000

Amortization expense for the six months ended May 31, 2011 amounted to $2,000.

Note 5.       Going  Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The company experienced a loss of $17,674 in the six months ended May 31, 2011 and $22,395 since inception, April7, 2010. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

Management has taken the following step to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company pursued funding through sale of stock.  Management believes that the above action will allow the Company to continue operations through the next fiscal year. However management cannot provide any assurances that the Company will be successful in its retail operation.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  If the Company is unable to make it profitable, the Company could be forced to discontinue operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 6.       Development Stage Company

The Company is considered a development stage company, with limited operating revenues during the period presented.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 7, 2010. Since inception, the Company has incurred an operating loss of $22,395. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since April 7, 2010, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Item 2.       Management’s Discussion and Analysis of Financial condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are a development stage company and have not yet generated or realized any revenues.

Overview

Calendar Dragon is working to create a new calendaring tool that incorporates a range of features not currently offered by other providers, all in one lean online package.  Specifically, the registrant’s website, www.calendardragon.com, is being developed to bridge the gap between current social networking websites, email communication, and calendaring / scheduling and individual’s activities.  Calendar Dragon plans on combining all of these capabilities in one simple to use, aesthetic, and functional application.

Calendar Dragon believes that the direction of social networking / modern communication, along with limited competing software and applications lays the foundation for its website calendardragon.com.

The goal of the company is to build a new kind of calendaring application, geared specifically toward the social networking area.  Management is of the opinion that this is an area in which more and more people are communicating, collaborating, and scheduling their activities.  Additionally, management believes existing calendaring applications are limited and have failed to cross over into this sphere in any effective manner. These factors create an opportunity for the company and management intends to execute an aggressive, phased development strategy, leveraging the success of each phase to build an easy to use, powerful, and online application targeted to everyone involved in social networking.

Since inception we have worked toward the introduction and development of our website that we will use to generate revenues.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue seeking new business opportunities.

Our Plan of Operations

Calendar Dragon is a development stage company with limited initial funding.   Therefore, development will occur in several phases, as follows:

Phase I
●
Create a demo interface which showcases the new look and feel of the site, along with the fundamental feature set.  The company will create several initial webpages including a homepage for the individual which shows the several panes such as a reply pane, and email inbox pane which shows a Calendar Dragon incoming message.

●	This phase will incorporate some basic programming (i.e. create basic demo webpages which people can access).
●	Create a list of additional features to be added to the site, along with a detailed technical road map for the development of these features.
●	Selectively test market the initial site and gather input.

Due to the nature of the costs involved and the fact that the Calendar Dragon’s president will not be receiving a salary at this time, expenses related to phase two are expected to be less than $35,000. The president will spearhead this effort and the completion of Phase I is expected by September 2011. The registrant currently has sufficient capital to complete this phase of its plan of operations.

Phase II
●	Create the initial functional website with the entire feature set operational.
●	Test the website.
●	Debug the site.
●	Create customer service capability (Q&A, feedback, report issues, etc.).

Management believes that public release of this version can occur, along with further development as noted in Phase III, below.

Due to the nature of the costs involved and the fact that the registrant’s president will not be receiving a salary at this time, expenses related to phase two are expected to be less than $40,000. The president will spearhead this effort and the completion of Phase II is expected in spring of 2012.  The company does not currently have sufficient capital to complete this phase of its plan of operations.

Phase III
●	Full development of the website, which will include a mobile application, additional languages, and integration with social networking and other applications. cross platform
●	Implementation of a marketing campaign.

Depending on funds available at this time, additional staff may be hired to broaden the management team and execute Phase III.  This may occur in several areas, including marketing, website development, site monitoring, customer support, and administration. This phase will begin if the completion of Phase II is successful. The expenses related to phase three are expected to be approximately $100,000 to $150,000 and would take 6 to 9 months to complete.

Our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.  As a development stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. If we are unable to secure adequate capital to continue our operations, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three and six months ended May 31, 2011 are summarized as follows:

	Three Months Ended	Six Months Ended
	May 31, 2011	May 31, 2011

Revenue	$-	$-
Total Expenses	$3,440	$17,674
Net Loss	$3,440	$17,674

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and six months ended March 31, 2011 are outlined in the table below:

	Three Months Ended	Six Months Ended
	May 31, 2011	May 31, 2011

Professional Fees	$2,000	$4,550
Transfer Fees	$10,000	$10,000
Other General & Administrative	$1,440	$3,124

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with becoming a reporting issuer.

We incurred operating losses in the amount of $22,395 from inception on April 7, 2010 through the period ended May 31, 2011.  These operating expenses were composed of consulting expenses, professional fees, and other general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities

We closed an issue of 1,550,000 shares of common stock on May 7, 2010 to our president and director, Roderick Neil MacIver, at a price of $0.01 per share.  The total proceeds received from this offering were $15,500.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We closed an issue of 570,000 shares of common stock on October 1, 2010 to our president and director, Roderick Neil MacIver, at a price of $0.02 per share.  The total proceeds received from this offering were $11,400.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We closed an issue of 100,000 shares of common stock on November 30, 2010 to our secretary and director, Lena MacIver, at a price of $0.02 per share.  The total proceeds received from this offering were $2,000.  These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

We completed an offering of 1,575,000 shares of our common stock at a price of $0.02 per share to a total of twenty nine (29) purchasers on November 30, 2010.  The total amount we received from this offering was $31,500. The identity of the purchasers from this offering is included in the selling shareholder table set forth above.  We completed this offering pursuant Rule 903(a) and conditions set forth in Category 3 (Rule 903(b)(3)) of Regulation S of the Securities Act of 1933.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.       Controls and Procedures.

As of the end of the period covered by this Report, the Company’s President, and principal financial officer (the “Certifying Officer”), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no changes in internal controls over financial reporting during the Company’s last fiscal quarter, and no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 4(t).   Controls and Procedures.

The information required pursuant to item 4(t) has been provided in Item 4.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1(a).   Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 2 to Form S-1 filed on May 5, 2011.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended May 31, 2011.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending May 31, 2011.

Item 5.       Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALENDAR DRAGON INC.

By:           /s/ Roderick Neil MacIver

Roderick Neil MacIver, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: July 15, 2011