Form 10-Q
period 2011-08-31
Calendar Dragon Inc.
filed 2011-10-14
CIK 1515635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2011

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ____________ to ____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,795,000 shares of common stock as of October 17, 2011.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Calendar Dragon Inc. (the “Company”) for the three month period ended August 31, 2011 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at August 31, 2011 and November 30, 2010.

(b)
Consolidated Statement of Operations for the three months ended August 31, 2011 and 2010 and for the nine months ended August 31, 2011 and 2010 and for the cumulative period from inception (April 7, 2010) through August 31, 2011.

(c)	Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and 2010 and for the cumulative period from inception (April 7, 2010) through August 31, 2011.

(d)	Notes to Financial Statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Balance Sheet
As at August 31, 2011 and November 30, 2010

	August 31,	November 30,
	2011	2010
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$17,733	$57,212

Intangible Assets
Website	$17,000	$-

	$34,733	$57,212

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities	-	-

Other Liabilities
Officer Loan	1,600	1,533

	$1,600	$1,533

STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares; issued and outstanding: none	-	-
Common Stock, par value $0.001; authorized 65,000,000 shares; issued and outstanding: 3,795,000 shares as at August 31, 2011 and November 30, 2010	3,795	3,795
Additional paid-in capital	56,605	56,605
Deficit accumulated in the development stage	(27,267)	(4,721)

	33,133	55,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,733	$57,212

See accompanying notes to interim financial statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
					from Inception,
					April 7, 2010,
	For the three months ended		For the nine months ended		through
	August 31,		August 31,		August 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Costs and Expenses
Professional Fees	700	1,000	8,320	3,200	11,320
Transfer Fees	1,211	-	11,211	1,378	11,211
Other General & Administrative expenses	2,960	18	3,015	110	4,736

Total Expenses	4,871	1,018	22,546	4,688	27,267

			-		-
Net Income (Loss)	$(4,871)	$(1,018)	$(22,546)	$(4,688)	$(27,267)

Net Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding,
basic and diluted	3,795,000	482,222	3,795,000	1,550,000

See accompanying notes to interim financial statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Statement of Cash Flows
( Unaudited)

			For the period
			from Inception,
			April 7, 2010,
	For the nine months ended		through
	ended August 31,		August 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net Income (Loss)	$(22,546)	$(4,688)	$(27,267)
Adjustments to reconcile net loss to
net cash used by operating activities:	-	-	-
Change in operating assets and liabilities:
Accounts Payable	-	-	-
Net Cash provided by (used by)			-
Operating Activities	(22,546)	(4,688)	(27,267)

Cash Flows from Investing Activities
Website	(17,000)		(17,000)
Net Cash (used by) Investing Activities	(17,000)	-	(17,000)

Cash Flows from Financing Activities
Sale of stock for cash	-	15,500	60,400
Proceeeds of officer loan	67	1,297	1,600
Net Cash provided by Financing Activities	67	16,797	62,000

Net increase in cash	(39,479)	12,109	17,733

Cash at beginning of period	57,212	-	-

Cash at end of period	$17,733	$12,109	$17,733

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-	$-

See accompanying notes to interim financial statements.

Calendar Dragon, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
August 31, 2011

Note 1.     Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the three months ended August 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end November 30, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended August 31, 2011 are not necessarily indicative of results for the entire year ending November 30, 2011.

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

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more-likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both August 31, 2011 and November 30, 2010.

At August 31, 2011, the Company has accumulated net operating losses totaling approximately $27,267 which are available to reduce taxable income in future taxation years. The carryforwards will begin expiring in 2026 unless utilized in earlier years.

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

On December 1, 2010 the Company adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable entities. The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

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

-    Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-    Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company’s financial instruments as of August 31, 2011 reflect:

	Level 1	Level 2	Level 3	Level 4

Officer Loan	$1,600

Earnings Per Share

Earnings per share is calculated in accordance with FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) No.260, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  The Company has no potentially dilutive securities as of August 31, 2011

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended August 31, 2011:

Numerator

Basic and diluted earnings (loss) per share:
Net Income	$(27,267)
Denominator
Basic and diluted weighted average number of shares outstanding	3,795,000

Basic and Diluted Net Earnings Per Share	$(0.00)

Note 3.     Capital Structure

During the period from inception April 7, 2010 through August 31, 2011 the Company entered into the following equity transactions:

May 7, 2010:    Sold 1,550,000 shares at $0.01 per share realizing $15,500.
October 1, 2010:  Sold 570,000 shares at $0.02 per share realizing $11,400.
November 30, 2010:  Sold 1,675,000 shares at $0.02 per share realizing $33,500.

As of August 31, 2011 the Company has authorized 10,000,000 shares of preferred stock, of which none were issued and outstanding.

As of August 31, 2011 the Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 3,795,000 shares have been issued and are outstanding.

Note 4.     Website development costs

Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of August 31, 2011, the Company had net capitalized costs of $20,000 related to its web site development. The development costs are being depreciated on a straight-line basis over an estimated useful life of 5 years.

Website cost and accumulated amortization as of August 31, 2011 is as follows:

Website development	$20,000
Accumulated amortization	(3,000)
$17,000

Amortization expense for the nine months ended August 31, 2011 amounted to $3,000.

Note 5.     Going  Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The company experienced a loss of $22,546 in the nine months ended August 31, 2011 and $27,267 since inception, April 7, 2010. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Note 6.     Development Stage Company

The Company is considered a development stage company, with limited operating revenues during the period presented.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 7, 2010. Since inception, the Company has incurred an operating loss of $27,267. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since April 7, 2010, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Note 7.     Capital Stock

No stock was issued in the nine months ended August 31, 2011.

Our authorized capital stock consists of 65,000,000 shares of Common Stock at par value $0.001 per share and 10,000,000 shares of preferred stock at par value $0.001 per share. We currently have 3,795,000 shares of Common Stock issued and outstanding; no preferred shares have been issued to date.

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

Due to the nature of the costs involved and the fact that the Calendar Dragon’s president will not be receiving a salary at this time, expenses related to phase two are expected to be less than $35,000. The president will spearhead this effort and the completion of Phase I is expected by November 2011. The registrant currently has sufficient capital to complete this phase of its plan of operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three and nine months ended August 31, 2011 are summarized as follows:

	Three Months Ended	Nine Months Ended
	August 31, 2011	August 31, 2011

Revenue	$-	$-
Total Expenses	$4,871	$22,546
Net Loss	$4,871	$22,546

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three and nine months ended August 31, 2011 are outlined in the table below:

	Three Months Ended	Nine Months Ended
	August 31, 2011	August 31, 2011

Professional Fees	$700	$8,320
Transfer Fees	$1,211	$11,211
Other General & Administrative	$2,960	$3,015

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel. The increase in our professional fees is associated with becoming a reporting issuer.

We incurred operating losses in the amount of $27,267 from inception on April 7, 2010 through the period ended August 31, 2011.  These operating expenses were composed of consulting expenses, professional fees, and other general and administrative expenses.

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

Item 1(a)    Risk Factors

There have been no changes to our risk factors from those disclosed in our Amendment No. 2 to Form S-1 filed on May 5, 2011.

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended August 31, 2011.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending August 31, 2011.

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

Date: October 14, 2011