Form 10-K
period 2011-11-30
Calendar Dragon Inc.
filed 2012-02-29
CIK 1515635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-172896

CALENDAR DRAGON INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0687028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11602 – 75 Ave.
Edmonton, Alberta, Canada	T6G 0J2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 780-435-2650

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐    No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ (Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: $75,900 based on a price of $0.02 per share, being the issue price per share of the last private placement of our company in November, 2010. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,795,000 shares of common stock as of February 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty that we will not be able to generate revenues from our website;
●	risks related to the large number of established and well-financed entities that we are competing with;
●	risks related to the failure to successfully manage or achieve growth of our business; and
●	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and ”Calendar Dragon”  mean Calendar Dragon Inc., unless the context clearly requires otherwise.

ITEM 1.       BUSINESS

General

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

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations.

Government Regulation

Some electronic commerce activities are regulated by the Federal Trade Commission. These activities include the use of commercial e-mails, online advertising and consumer privacy. The Federal Trade Commission regulates all forms of advertising, including online advertising, and states that advertising must be truthful and non-deceptive. Safeguards will be put in place to protect consumers’ rights and privacy on our website.

Employees

We have no employees as of the date of this prospectus other than our president. We currently do not conduct business as we are only in the development stage of our company. We plan to conduct our business largely through the outsourcing of experts in each particular area of our business.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.    RISK FACTORS

There have been no changes to our risk factors from those disclosed in our Amendment No. 2 to Form S-1 filed on May 5, 2011.

ITEM 2.       PROPERTIES.

Executive Offices

Our executive offices are located at 11602 – 75 Ave., Edmonton, Alberta T6G 0J2, Canada. Mr. Roderick Neil MacIver, our president, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3.       LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “CLDD.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since June 29, 2011. There have been no trades in our shares of common stock since June 29, 2011.

Our transfer agent is Island Stock Transfer, of 15500 Roosevelt Boulevard, Suite 301Clearwater, FL 33760; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of February 28, 2012, there were 31 registered stockholders holding 3,795,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the year ended November 30, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended November 30, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.       SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

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

Due to the nature of the costs involved and the fact that the Calendar Dragon’s president will not be receiving a salary at this time, expenses related to phase two are expected to be less than $45,000. The president will spearhead this effort and the completion of Phase I is expected by May 2011. The registrant currently has sufficient capital to complete this phase of its plan of operations.

Phase II
●	Create the initial functional website with the entire feature set operational.
●	Test the website.
●	Debug the site.
●	Create customer service capability (Q&A, feedback, report issues, etc.).

Management believes that public release of this version can occur, along with further development as noted in Phase III, below.

Due to the nature of the costs involved and the fact that the registrant’s president will not be receiving a salary at this time, expenses related to phase two are expected to be less than $40,000. The president will spearhead this effort and the completion of Phase II is expected in summer of 2012.  The company does not currently have sufficient capital to complete this phase of its plan of operations.

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

Anticipated Cash Requirements

We anticipate that we will incur the following expenses over the next twelve months:

1.	$10,000 in connection with our development of our website and marketing efforts;

2.	$10,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

We require a minimum of approximately $20,000 to proceed with our plan of operation over the next twelve months. As we had cash in the amount of $13,331 and a working capital in the amount of $11,731 as of November 30, 2011, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended November 30, 2011 which are included herein.

Our operating results for the year ended November 30, 2011 and the period ended November 30, 2010 are summarized as follows:

	Year Ended	Period Ended
	November 30,	November 30,
	2011	2010

Revenue	$-	$-
Operating Expenses	27,948	4,721
Net Loss	$27,208	$4,721

Our operating results for the three months ended November 30, 2011 and 2010 are summarized as follows:

	Three Months Ended
	November 30,
	2011	2010

Revenue	$-	$-
Operating Expenses	5,403	364
Net Loss	$5,403	$364

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as our website is complete.

Expenses

Our expenses for the year ended November 30, 2011 and the period ended November 30, 2010 are outlined in the table below:

	Year Ended	Period Ended
	November 30,	November 30,
	2011	2010

Transfer Fees	$11,611	$-
Professional Fees	5,950	3,000
Other General & Administrative expenses	10,387	1,721
Total Expenses	$27,948	4,721

Our expenses for the three months ended November 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended
	November 30,
	2011	2010

Transfer Fees	$600	$-
Professional Fees	700	-
Other General & Administrative expenses	4,103	364
Total Expenses	$5,403	364

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization.

Other General & Administrative expenses

The increase in our Selling General & Administrative Expenses between November 30, 2010 and November 30, 2011 is associated with the development of the Calendar Dragon website and becoming a reporting issuer.

Liquidity And Capital Resources

Working Capital

	As at	As at	Percentage
	November 30, 2011	November 30, 2010	Increase / (Decrease)

Current Assets	$13,331	$57,212	(76.69%)
Current Liabilities	$1,600	$1,533	4.37
Working Capital	$11,731	$55,679	(78.93%)

Cash Flows

	Year Ended	Period Ended	Percentage
	November 30, 2011	November 30, 2010	Increase / (Decrease)

Cash used in Operating Activities	$27,948	$4,721	491.99%
Cash used by Investing Activities	$16,000	$-	100%
Cash provided by Financing Activities	$67	$61,993	(99.89%)
Net Increase (Decrease) in Cash	$(43,881)	$57,212	N/A

We anticipate that we will incur approximately $20,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $27,948 during the year ended November 30, 2011 and $4,721 during the period ended November 30, 2010. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

We used $16,000 in investing activities in our website during the year ended November 30, 2011 and no cash was used by investing activities in the period ended November 30, 2010.

Cash from Financing Activities

We generated $67 from financing activities during the year ended November 30, 2011 compared to $61,993 generated from financing activities during the period ended November 30, 2010.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at November 30, 2011, our company has accumulated losses of $32,669 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended November 30, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities. Paul Pearlman has agreed to provide loans to a minimal amount to carry on our legal, accounting and reporting needs.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:
The Board of Directors and Shareholders
Calendar Dragon Inc.
Edmonton. Alberta. Canada

I have audited the accompanying balance sheet of Calendar Dragon Inc. as of November 30, 2011 and 2010 and the related statements of operations, of shareholders’ equity and of cash flows for the years ended November 30, 2011 and 2010, and for the period since inception, April 7, 2010 to November 30, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Calendar Dragon Inc. as of November 30, 2011 and 2010 and the results of its operations and its cash flows for the years ended November 30, 2011 and 2010, and for the period from inception, April 7, 2010 to November 30, 2011 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As discussed in Note 3 to the financial statements, the Company has no revenue and incurred losses since inception.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
January 21, 2011

CALENDAR DRAGON INC.
(A Development Stage Company)
Balance Sheet
As at November 30, 2011 and 2010

	November 30,	November 30,
	2011	2010

ASSETS

Current Assets
Cash and Cash Equivalents	$13,331	$57,212

Intangible Assets
Website	16,000	-

	$29,331	$57,212

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Other Liabilities
Officer Loan	$1,600	$1,533

STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none	-	-
Common Stock, par value $0.001; authorized 65,000,000 shares; issued
and outstanding: 3,795,000 shares at November 30, 2011 and 2010	3,795	3,795
Additional paid-in capital	56,605	56,605
Deficit accumulated in the development stage	(32,669)	(4,721)

	27,731	55,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,331	$57,212

The accompanying notes are an integral part of these financial statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Statement of Operations
For the period from Inception, April 7, 2010, to November 30, 2011

					For the period
					of Inception,
			For the	For the	from April 7,
	For the three months ended		year ended	period ended	2010 through
	November 30,		November 30,	November 30,	November 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Costs and Expenses

Transfer Fees	600	-	11,611	-	11,611
Professional Fees	700	-	5,950	3,000	8,950
Other General & Administrative expenses	4,103	364	10,387	1,721	12,108

Total Expenses	5,403	364	27,948	4,721	32,669

Net Income (Loss)	(5,403)	(364)	(27,948)	$(4,721)	$(32,669)

Net Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding,
basic and diluted	3,795,000	394,231	3,795,000	1,501,444

The accompanying notes are an integral part of these financial statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Statement of Cash Flows
For the period from Inception, April 7, 2010 to November 30, 2011

			For the period
			of Inception,
	For the	For the	from April 7,
	year ended	period ended	2010 through
	November 30,	November 30,	November 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net Income (Loss)	(27,948)	$(4,721)	$(32,669)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:	-	-	-
Net Cash provided by (used by)
Operating Activities	(27,948)	(4,721)	(32,669)

Cash Flows from Investing Activities
Website	(16,000)		(16,000)
Net Cash (used by) Investing Activities	(16,000)	-	(16,000)

Cash Flows from Financing Activities
Proceeeds of officer loan	67	1,533	1,600
Sale of stock for cash	-	60,400	60,400
Net Cash provided by Financing Activities	67	61,933	62,000

Net increase in cash	(43,881)	57,212	13,331

Cash at beginning of period	57,212	-	-

Cash at end of period	13,331	$57,212	$13,331

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CALENDAR CRAGON INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the period from Inception, April 7, 2010 to November 30, 2011

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception, April 7, 2010	-	$-	$-	$-	$-

Stock issued for cash @ $0.01 per share
May 7, 2010, 2010	1,550,000	$1,550	$13,950		$15,500
Stock issued for cash @ $0.02 per share
October 1, 2010	570,000	$570	$10,830		$11,400
Stock issued for cash @ $0.02 per share
November 30, 2010	1,675,000	1,675	31,825		$33,500
Net loss, period ended November 30, 2010				(4,721)	(4,721)

Balances at November 30, 2010	3,795,000	$3,795	$56,605	$(4,721)	$55,679

Net loss, period ended November 30, 2011				(27,948)	(27,948)

Balances at November 30, 2011	3,795,000	3,795	56,605	(32,669)	27,731

The accompanying notes are an integral part of these financial statements.

CALENDAR DRAGON INC.
A Development Stage Company
NOTES TO THE FINANCIAL STATEMENTS
For the period ended November 30, 2011
(Expressed in US Dollars)

NOTE 1.       NATURE OF ORGANIZATION

Calendar Dragon Inc. was incorporated in Nevada on April 7, 2010 as a “C” corporation.    The company was capitalized in its initial fiscal year with subscriptions of $60,400 for common stock. The Company was formed with the object of generating a website that will bridge the gap between current social networking, e-mail and calendaring / scheduling activities for the individual, with broader applications to business, government, law enforcement, and medical.

The fiscal year end is November 30.

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

Earnings Per Share

Earnings per share is calculated in accordance with FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) No.260, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  The Company has no potentially dilutive securities as of December 31, 2010.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended November 30, 2010:

Numerator

Basic and diluted earnings (loss) per share:
Net Income	$(27,948)
Denominator
Basic and diluted weighted average number of shares outstanding	3,795,000

Basic and Diluted Net Earnings Per Share	$(0.01)

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

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more-likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both November 30, 2011 and November 30, 2010.

Recent Accounting Pronouncements

On December 1, 2010 the FASB issued ASU 2010-15 on the consolidation of variable entities.  The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have a n impact on its results of operations or financial position.

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

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of November 30, 2011, reflect:

	Level 1	Level 2	Level 3	Total

Officer Loan		$1,660		$1,660

NOTE 3.     UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated any revenue and has incurred  a loss of $ 32,669 since inception, April 7, 2010.

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

NOTE 4.     DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company, with limited operating revenues during the period presented.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 7, 2010. Since inception, the Company has incurred an operating loss of $32,669. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since April 7, 2010, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

NOTE 5.     CAPITAL STRUCTURE

During the period from inception  April 7, 2010 through November 30, 2011 the Company entered into the following equity transactions:

May 7, 2010:	Sold 1,550,000 shares at $0.01 per share realizing $15,500.
October 1, 2010:	Sold 570,000 shares at $0.02 per share realizing $11,400.
November 30, 2010:	Sold 1,675,000 shares at $0.02 per share realizing $33,500.

As of November 30, 2011 the Company has authorized 10,000,000 shares of preferred stock, of which none were issued and outstanding.

As of November 30, 2011 the Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 3,795,000 shares have been issued and are outstanding.

NOTE 6.     RELATED PARTY TRANSACTIONS

On May 7, 2010, 1,550,000 shares were issued to the President of the Company, Roderick Neil MacIver,  for consideration of $11,400, and on October 1, 2010, 570,000 shares were issued to the President for consideration of $11,400.

The President of the Company has loaned the Company $1,600.  The loan is unsecured, payable on demand, accrues no interest and has no repayment terms or maturity date.

NOTE 7.     LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 8.    SUBSEQUENT EVENTS

Events subsequent to November 30, 2011 have been evaluated through January 23, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON    ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of November 30, 2011.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at February 28, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Position(s) and Office(s) Held	Term of Office
Roderick Neil MacIver	62	President, Chief Executive Officer, Chief Financial Officer and Director	Since Inception To Present

Lena Maciver	27	Secretary and Director	Since Inception To Present

Set forth below is a brief description of the background and business experience of our officers and directors.

Roderick Neil MacIver is our President, CEO, CFO and director. Following graduation from the University of Alberta in 1980 with a Bachelor of Arts: Classics and English, Mr. MacIver entered the accounting profession, completing the articling requirement of the AICA in 1983 while at Ellis, St. Laurent & Co. Chartered Accountants.  Since that time, Mr. MacIver has been involved with all aspects of accounting (corporate and personal tax, auditing, senior level financial statement preparation, etc.) with exposure to numerous businesses and spanning many different industries.  He worked at the Government of Alberta: Alberta Treasury, Tax and Revenue Administration, Corporate Tax from 1985 – 96, eventually becoming responsible for staff supervision and Supervisor Quality Control.  He worked with the Legislative Analysis Project (1995) for the 1996 Alberta Budget and also provided In-house legislative support for all acts and regulations administered by Alberta Tax and Revenue ACTA Alberta Fuel Tax Act, Alberta Tobacco Tax Act, International Fuel Tax Act. From 2004 to 2006 Mr. MacIver acted as Corporate Controller for Lone Pine Media Productions Ltd., a book publishing business. In 2007 Mr. MacIver performed contract work for International Hasco Trading Company, a food importer, providing accounting and tax analysis, accounting and documentation support in international litigation as an expert witness. From 2008 to 2010 Mr. MacIver acted as Corporate Controller for CanMedia Inc., which encompasses 20 companies in the magazine, book publishing, childcare and real estate businesses. Since January 2011 Mr. MacIver has been contracting corporate tax work and servicing personal tax clients.

Lena MacIver is our Secretary and Director.  She has an extensive background in the hospitality industry, initially as a hands-on coat check, server and bartender, and quickly moving into management roles.  She is familiar with all aspects of business operations, including inventory, scheduling, human resources, marketing, bookkeeping / financial management, public relations, location openings, fundraising, event staging and management, community relationship-building, and overall business management.   Ms. MacIver is also currently pursuing an accounting and strategic measurement diploma from Grant Mace Wan University in Edmonton, Alberta. From 2004 to 2006 Ms. MacIver was the general manager at Globe Tap Bar & Grill, a restaurant and bar. From 2007 to 2008 Ms. MacIver was the general manager of Oil City Roadhouse, a restaurant and bar. Since 2009 Ms. MacIver has been employed as an executive assistant with Oil City Hospitality Group, a restaurant management company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the directors and officers described above.

Family Relationships

Roderick Neil MacIver and Lena MacIver are father and daughter.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The Company’s audit committee is composed of Lena MacIver, Secretary and Director and Roderick Neil MacIver, President, CEO and CFO.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11.      EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

●	our principal executive officers;
●	our most highly compensated executive officers who were serving as executive officers at the end of the year ended November 30, 2011; and
●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended November 30, 2011 and 2010, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Roderick Neil MacIver(1) President, Chief Executive Officer and Chief Financial Officer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Lena MacIver(2) Secretary	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Roderick Neil MacIver has been our president, chief executive officer and chief financial officer since Inception.
(2)	Lena MacIver has been our secretary since Inception.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at November 30, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended November 30, 2011 and Year End Option Values

There were no stock options exercised during the year ended November 30, 2011.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended November 30, 2011.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Roderick Neil MacIver or Lena MacIver. Generally, Mr. and Ms. MacIver provide their services on a part-time basis without compensation. Mr. and Ms. MacIver have agreed not to charge any management fees during the current period in which we are developing our website.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of February 28, 2012, there were 3,795,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*

Common	Roderick Neil MacIver 11602 – 75 Avenue Edmonton, AB T6G 0J2	2,120,000	55.86%

Common	Lena MacIver 7130 – 119 Street Edmonton, AB T6G 1V6	100,000	2.64%

Common	Total all executive officers and directors	2,220,000	57.5%

Common	5% Shareholders
	None

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 3,795,000 shares of common stock issued and outstanding as of February 28, 2012.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended November 30, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended November 30, 2011 and November 30, 2010 for professional services rendered by John Kinross-Kennedy, CPA, for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended November 30, 2011	Year Ended November 30, 2010

Audit Fees and Audit Related Fees	$2,000	$2,500
Tax Fees	-	-
All Other Fees	-	-
Total	$2,000	$2,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy, CPA. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy, CPA.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on March 17, 2011)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on March 17, 2011)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALENDAR DRAGON INC.

By	/s/ Roderick Neil MacIver
Roderick Neil MacIver
President, Treasurer, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	February 28, 2012

By	/s/ Lena MacIver
Lena MacIver
Secretary

Date:	February 28, 2012