Form 10-Q
period 2012-02-29
Calendar Dragon Inc.
filed 2012-04-12
CIK 1515635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 29, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,795,000 shares of common stock as of April 11, 2012.

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Calendar Dragon Inc. (the “Company”) for the three month period ended February 29, 2012 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as at February 29, 2012 and November 30, 2011.

(b)	Consolidated Statement of Operations for the three months ended February 29, 2012 and February 28, 2011 and for the cumulative period from inception (April 7, 2010) through February 29, 2012.

(c)	Consolidated Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011 and for the cumulative period from inception (April 7, 2010) through February 29, 2012.

(d)	Notes to Financial Statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Balance Sheet
As at February 29, 2012 and November 30, 2011

	February 29,	November 30,
	2012	2011
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	$7,263	$13,331

Intangible Assets
Website	$15,000	$16,000

	$22,263	$29,331

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES

Other Liabilities
Officer Loan	1,600	1,600

	$1,600	$1,600

STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none	-	-
Common Stock, par value $0.001; authorized 65,000,000 shares;
issued and outstanding: 3,795,000 shares as at February 29, 2012
3,795,000 shares as at November 30, 2011	3,795	3,795
Additional paid-in capital	56,605	56,605
Deficit accumulated in the development stage	(39,737)	(32,669)

	20,663	27,731

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,263	$29,331

See accompanying notes to interim financial statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			For the period
			from Inception,
	For the Three	For the Three	April 7, 2010,
	Months Ended	Months Ended	through
	February 29,	February 28,	February 29,
	2012	2011	2012

Revenues	$-	$-	$-

Costs and Expenses

Transfer Fees	1,014	-	12,625
Professional Fees	3,075	3,900	12,025
Other General & Administrative expenses	2,979	1,245	15,087

Total Expenses	7,068	5,145	39,737

Net Income (Loss)	(7,068)	$(5,145)	$(39,737)

Net Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding,
basic and diluted	3,795,000	3,795,000

See accompanying notes to interim financial statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Statement of Cash Flows
( Unaudited)

			For the period
			from Inception,
	For the Three	For the Three	April 7, 2010,
	Months Ended	Months Ended	through
	February 29,	February 28,	February 29,
	2012	2011	2012

Cash Flows from Operating Activities
Net Income (Loss)	(7,068)	$(5,145)	$(39,737)
Adjustments to reconcile net loss to net cash
used by operating activities:	-	-	-
Change in operating assets and liabilities:
Depreciation Expenses	1,000	-	1,000
Accounts Payable	-	3,950	-
Net Cash provided by (used by)			-
Operating Activities	(6,068)	(1,195)	(38,737)

Cash Flows from Investing Activities
Website	-	-	(16,000)
Net Cash (used by) Investing Activities	-	-	(16,000)

Cash Flows from Financing Activities
Proceeeds of officer loan	-	67	1,600
Sale of stock for cash	-	-	60,400
Net Cash provided by Financing Activities	-	67	62,000

Net increase in cash	(6,068)	(1,128)	7,263

Cash at beginning of period	13,331	57,212	-

Cash at end of period	7,263	$56,084	$7,263

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying notes to interim financial statements.

Calendar Dragon, Inc.
(A Developmental Stage Company)
Notes to Financial Statements
February 29, 2012

Note 1.   Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the three months ended February 29, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end November 30, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended February 29, 2012 are not necessarily indicative of results for the entire year ending November 30, 2012.

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

Note 2.   Summary of Significant Accounting Policies

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

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more-likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both February 29, 2012 and November 30, 2010.

At February 29, 2012, the Company has accumulated net operating losses totaling approximately $39,737 which are available to reduce taxable income in future taxation years. The carry-forwards will begin expiring in 2030 unless utilized in earlier years.

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

The carrying amount of the Company’s financial instruments as of  February 29, 2012 reflect:

	Level 1	Level 2	Level 3

Officer Loan		$1,600

Earnings Per Share

Earnings per share is calculated in accordance with FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) No.260, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  The Company has no potentially dilutive securities as of February 29, 2011.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended February 29, 2011:

Numerator

Basic and diluted earnings (loss) per share:
Net Income	$(39,737)

Denominator

Basic and diluted weighted average number of shares outstanding	3,795,000

Basic and Diluted Net Earnings Per Share	$(0.00)

Note 3.   Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The company experienced a loss of $7,068 in the three months ended February 29, 2012 and $39,737 since inception, April 7, 2010. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Note 4.   Development Stage Company

The Company is considered a development stage company, with limited operating revenues during the period presented.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 7, 2010. Since inception, the Company has incurred an operating loss of $39,737. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since April 7, 2010, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Note 5.   Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The amendments in this update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in this update are to be applied prospectively. The amendments are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This update was amended in December 2011 by ASU No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

Note 6.   Website

Website cost and accumulated amortization as of February 29, 2012 is as follows:

	February 29,	February 28,
	2012	2011
Website development	$20,000	$0
Accumulated amortization	(5,000)	0
	$15,000	$0

As of February 29, 2012, the Company had net capitalized costs of $20,000 related to its web site development. The development costs are being depreciated and amortized to expense over the web site's estimated useful life or period of benefit of 5 years on a straight-line basis.

Amortization expense for the three months ended February 29, 2012 was $1,000.

The cost of the website is being amortized on a straight line basis over 5 years

Note 7.   Capital Structure

During the period from inception April 7, 2010 through February 29, 2012 the Company entered into the following equity transactions:

May 7, 2010:	Sold 1,550,000 shares at $0.01 per share realizing $15,500.
October 1, 2010:	Sold 570,000 shares at $0.02 per share realizing $11,400.
November 30, 2010:	Sold 1,675,000 shares at $0.02 per share realizing $33,500.

No stock was issued in the three months ended February 29, 2012.

As of February 29, 2012 the Company has authorized 10,000,000 shares of preferred stock, of which none was issued and outstanding.

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

Due to the nature of the costs involved and the fact that the Calendar Dragon’s president will not be receiving a salary at this time, expenses related to phase two are expected to be less than $45,000. The president will spearhead this effort and the completion of Phase I is expected by May 2012. The registrant currently has sufficient capital to complete this phase of its plan of operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended February 29, 2012 and February 28, 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	February 29, 2012	February 28, 2011

Revenue	$-	$-
Total Expenses	$7,068	$5,145
Net Loss	$7,068	$5,145

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended February 29, 2012 and February 28, 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	February 29, 2012	February 28, 2011

Transfer Fees	$1,014	$-
Professional Fees	$3,075	$3,900
Other General & Administrative	$3,993	$1,245

Transfer Fees

Transfer Fees are fees charged by our transfer agent for the maintenance of our account and transfers of  common shares.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

We incurred operating losses in the amount of $39,737 from inception on April 7, 2010 through the period ended February 29, 2012.  These operating expenses were composed of consulting expenses, professional fees, and other general and administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended February 29, 2012.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending February 29, 2012.

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

Date: April 11, 2012