Form 10-Q
period 2012-08-31
Calendar Dragon Inc.
filed 2012-11-09
CIK 1515635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 333-172896

CALENDAR DRAGON INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0687028
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bygaden 31 b
3250 Gilleleje
Denmark
(Address of principal executive offices, zip code)

+45 28 26 00 55
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):
Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 23, 2012, and  November 7, 2012, there were 3,795,000 shares of common stock, $0.001 par value per share, outstanding.

CALENDAR DRAGON INC.
(A Development Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2012

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements	5

		Consolidated Balance Sheets as of August 31, 2012 (unaudited) and November 30, 2011.	5

		Consolidated Statements of Operations for the three months ended August 31, 2012 and 2011, for the nine months ended August 31, 2012 and 2011 and for the cumulative period from inception (April 7, 2010) through August 31, 2012.	6

		Consolidated Statements of Cash Flows for the nine months ended August 31, 2012 and 2011 and for the cumulative period from inception (April 7, 2010) through August 31, 2012.	7

		Notes to Financial Statements (Unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

	Item 4.	Controls and Procedures.	15

Part II.	Other Information
	Item 1.	Legal Proceedings.	15

	Item 1A.	Risk Factors.	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

	Item 3.	Defaults Upon Senior Securities.	16

	Item 4.	Mine Safety Disclosures.	16

	Item 5.	Other Information.	16

	Item 6.	Exhibits.	16

Signatures			16

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Calendar Dragon Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of housing prices, the possibility that we will not receive sufficient customers to grow our business, the Company’s need for and ability to obtain additional financing, the exercise of the approximately 55.8% control the Company’s sole officer and director holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

CALENDAR DRAGON INC.
(A Development Stage Company)
Balance Sheet
As at August 31, 2012 (Unaudited) and November 30, 2011

	August 31,	November 30,
	2012	2011
	(Unaudited)

ASSETS
Current Assets
Cash and Cash Equivalents	-	13,331

Intangible Assets
Website	$13,000	16,000

	$13,000	$29,331

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Account Payable	809	-

Other Liabilities
Officer Loan	1,600	1,600

	$2,409	$1,600

STOCKHOLDERS' EQUITY

Preferred Stock, par value $0.001; authorized 10,000,000 shares;
issued and outstanding: none	-	-
Common Stock, par value $0.001; authorized 65,000,000 shares;
issued and outstanding: 3,795,000 shares as at August 31, 2012
and November 30, 2011	3,795	3,795
Additional paid-in capital	56,605	56,605
Deficit accumulated in the development stage	(49,809)	(32,669)

	10,591	27,731

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,000	$29,331

See accompanying notes to interim financial statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
					from Inception,
					April 7, 2010,
	For the three months ended		For the nine months ended		through
	August 31,		August 31,		August 31,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Costs and Expenses
Professional Fees	1,700	700	5,475	8,320	14,425
Transfer Fees	-	1,211	1,200	11,211	12,811
Other General & Administrative expenses	4,582	2,960	10,465	3,015	22,573

Total Expenses	6,282	4,871	17,140	22,546	49,809

Net Income (Loss)	$(6,282)	$(4,871)	$(17,140)	$(22,546)	$(49,809)

Net Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding,
basic and diluted	3,795,000	3,795,000	3,795,000	3,795,000

See accompanying notes to interim financial statements.

CALENDAR DRAGON INC.
(A Development Stage Company)
Statement of Cash Flows
( Unaudited)

			For the period
			from Inception,
			April 7, 2010,
	For the nine months ended		through
	ended August 31,		August 31,
	2012	2011	2012

Cash Flows from Operating Activities
Net Income (Loss)	$(17,140)	$(22,546)	$(49,809)
Adjustments to reconcile net loss to
net cash used by operating activities:	-	-	-
Change in operating assets and liabilities:
Amortization Expenses	3,000	-	7,000
Accounts Payable	809	-	809
Net Cash provided by (used by)			-
Operating Activities	(13,331)	(22,546)	(42,000)

Cash Flows from Investing Activities
Website	-	(17,000)	(20,000)
Net Cash (used by) Investing Activities	-	(17,000)	(20,000)

Cash Flows from Financing Activities
Sale of stock for cash	-	-	60,400
Proceeeds of officer loan	-	67	1,600
Net Cash provided by Financing Activities	-	67	62,000

Net increase in cash	-	(39,479)	-

Cash at beginning of period	13,331	57,212	-

Cash at end of period	$-	$17,733	$-

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to interim financial statements.

CALENDAR DRAGON INC.
(A Developmental Stage Company)
Notes to Financial Statements
August 31, 2012

Note 1.   Basis of Presentation and Nature of Operations

These unaudited interim financial statements as of and for the nine months ended August 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented, in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end November 30, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended August 31, 2012 are not necessarily indicative of results for the entire year ending November 30, 2012.

Organization

Calendar Dragon, Inc. (the “Company”) was incorporated under the laws of the State of Nevada April 7, 2010. The Company was formed with the object of generating a website that will bridge the gap between current social networking, e-mail and calendaring / scheduling activities for the individual, with broader applications to business, government, law enforcement, and medical.

Note 2.   Summary of Significant Accounting Policies

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
The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more-likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both August 31, 2012 and November 30, 2011.

At August 31, 2012, the Company has accumulated net operating losses totaling approximately $49,809 which are available to reduce taxable income in future taxation years. The carry-forwards will begin expiring in 2030 unless utilized in earlier years.

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

The carrying amount of the Company’s financial instruments as of August 31, 2012 reflect:

	Level 1	Level 2	Level 3	Level 4

Officer Loan		$1,600

Earnings Per Share

Earnings per share is calculated in accordance with FASB (Financial Accounting Standards Board) ASC (Accounting Standards Codification) No.260, Earnings Per Share for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  The Company has no potentially dilutive securities as of  August 31, 2012

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended August 31, 2012:

Numerator
Basic and diluted earnings (loss) per share:
Net Income	$(17,140)
Denominator
Basic and diluted weighted average number of shares outstanding	3,795,000

Basic and Diluted Net Earnings Per Share	$(0.00)

Website development costs

Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of August 31 2012, the Company had net capitalized costs of $20,000 related to its web site development. The development costs are being depreciated on a straight-line basis over an estimated useful life of 5 years.

Website cost and accumulated amortization as of August 31, 2012 is as follows:

Website development	$20,000
Accumulated amortization	(7,000)
$13,000

Amortization expense for the nine months ended August 31, 2012 was $3,000.

Note 3.   Development Stage Company

The Company is considered a development stage company, with limited operating revenues during the period presented.  The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as April 7, 2010. Since inception, the Company has incurred an operating loss of $49,809. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since April 7, 2010, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Note 4.   Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The company experienced a loss of $17,140 in the nine months ended August 31, 2012 and $49,809 since inception, April 7, 2010. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Note 5.   Recent Accounting Pronouncements

The Company has reviewed issued and proposed accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any recently adopted or proposed pronouncements to have a material impact on its results of operations or financial position.

Note 6.   Change in Control

On July 23, 2012, the President, Roderick Neil MacIver, sold his 2,120,000 shares of common stock to Bouwe Bekking for $16,000.  Bouwe Bekking thereby acquired 55.8% of the outstanding stock of the company, representing his entire beneficial interest in the Company.

On July 24, 2012, Neil MacIver and Lena MacIver resigned their offices in the Company.
Mr. Bekking was then appointed as a director on the Board of Directors. He was also appointed President, Chief Executive Officer, Chief Financial Officer and Secretary.  Mr. Bekking is now the Company’s sole officer and director.

Note 7.   Capital Structure

During the period from inception  April 7, 2010 through August 31, 2012 the Company entered into the following equity transactions:

May 7, 2010:	Sold 1,550,000 shares at $0.01 per share realizing $15,500.
October 1, 2010:	Sold 570,000 shares at $0.02 per share realizing $11,400.
November 30, 2010:	Sold 1,675,000 shares at $0.02 per share realizing $33,500.

As of August 31, 2012 the Company has authorized 10,000,000 shares of preferred stock, of which none were issued and outstanding.

As of August 31, 2012 the Company has authorized 65,000,000 shares of $0.001 par value common stock, of which 3,795,000 shares were issued and are outstanding.

Note 8.   Subsequent Events

Events subsequent to August 31, 2012 have been evaluated through October 29, 2012, the   date these statements were available to be issued, to determine whether they should be disclosed.

On October 22, 2012 the Board of Directors and one stockholder holding an aggregate of 2,120,000 shares of common stock issued and outstanding as of September 25, 2012, approved and consented to:

(1)	An amendment to the Articles of Incorporation to increase the number of shares of authorized common stock from 65,000,000 to 200,000,000;

(2)	The approval of a 19-for-1 forward stock split of the issued and outstanding shares of the common Stock;

(3)	An amendment to the Articles of Incorporation to increase the number of shares of authorized “blank check” preferred stock from 10,000,000 to 25,000,000; and

(4)	an amendment to the Articles of Incorporation to effect a change of the name of the Corporation from “Calendar Dragon Inc.” to “North American Oil & Gas Corp.”

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the consolidated financial statements of Calendar Dragon Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the November 30, 2011 audited financial statements and related notes included in the Company’s most recent Annual Report on Form 10-K (File No. 333-172896), as filed with the SEC on February 29, 2012.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

Overview

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

Due to the nature of the costs involved and the fact that the Calendar Dragon’s president will not be receiving a salary at this time, expenses related to phase two are expected to be less than $45,000. The president will spearhead this effort and the completion of Phase I is expected by December 2012. The registrant currently has sufficient capital to complete this phase of its plan of operations.

Phase II
●     Create the initial functional website with the entire feature set operational.
●     Test the website.
●     Debug the site.
●     Create customer service capability (Q&A, feedback, report issues, etc.).

Management believes that public release of this version can occur, along with further development as noted in Phase III, below.

Due to the nature of the costs involved and the fact that the registrant’s president will not be receiving a salary at this time, expenses related to phase two are expected to be less than $40,000. The president will spearhead this effort and the completion of Phase II is expected in spring of 2013.  The company does not currently have sufficient capital to complete this phase of its plan of operations.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included herein.

Our operating results for the three months ended August 31, 2012 and August 31, 2011 are summarized as follows:

	Three Months Ended	Three Months Ended
	August 31, 2012	August 31, 2011

Revenue	$-	$-
Total Expenses	$6,282	$4,871
Net Loss	$6,282	$4,871

Revenues

We have not earned any revenues to date. Our website is not yet operational and we do not anticipate earning revenues until our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we begin earning revenues.

Expenses

Our expenses for the three months ended August 31, 2012 and August 31, 2011 are outlined in the table below:

	Three Months Ended	Three Months Ended
	August 31, 2012	August 31, 2011

Professional Fees	$1,700	$700
Transfer Fees	$-	$1,211
Other General & Administrative	$4,582	$2,960

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation of our financial statements and professional fees that we pay to our legal counsel.

Transfer Fees

Transfer Fees are fees charged by our transfer agent for the maintenance of our account and transfers of common shares.

We incurred operating losses in the amount of $49,809 from inception on April 7, 2010 through the period ended August 31, 2012.  These operating expenses were composed of consulting expenses, professional fees, transfer fees, and other general and administrative expenses.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive development activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Financings

Our operations to date have been funded by equity investment. All of our equity funding has come from a private placement of our securities.

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

Subsequent Events

None through date of this filing.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.       CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of August 31, 2012.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A.    RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

None.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-172896), as filed with the Securities and Exchange Commission on March 17, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALENDAR DRAGON INC.
(Name of Registrant)

Date: November 8, 2012	By:	/s/ Bouwe Bekking
Name: Bouwe Bekking
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (File No. 333-174196), as filed with the Securities and Exchange Commission on May 13, 2011.