Form 10-K
period 2012-12-31
North American Oil & Gas Corp.
filed 2013-03-29
CIK 1515635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number: 333-172896

North American Oil & Gas Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-087028
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)

56 E. Main St. Suite 202 Ventura, CA	93001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : (805) 643-0385

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Common Stock, $.001 par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ (Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter: $3,795,000 based on a price of $0.001 per share, being the price per share of the last private placement of our company at May 31, 2012.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐    N/A

There were 60,125,000 shares of the registrant’s common stock outstanding as of March 28, 2013.

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

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”) as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar or comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	business strategy;
•	estimated quantities of oil and natural gas reserves;
•	technology;
•	financial strategy;
•	oil and natural gas realized prices;
•	timing and amount of future production of oil and natural gas;
•	the amount, nature and timing of capital expenditures;
•	drilling of wells;
•	competition and government regulations;
•	marketing of oil and natural gas;
•	exploitation or property acquisitions;
•	costs of exploiting and developing our properties and conducting other operations;
•	general economic and business conditions;
•	cash flow and anticipated liquidity;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions contained in this annual report that are not historical.

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

As used in this annual report, the terms "we," "us," "our," “Company,” and “NAMOG” mean North American Oil & Gas Corp., unless the context clearly requires otherwise.

Item 1. Business.

Overview of Business

During the time up to November 16, 2012, North American Oil & Gas Corp. (“NAMOG”) operations were limited to capital formation, organization, and development of our business plan and target customer market. Prior to this time the Company had very limited expenditures, no revenue, and minimal operations. On November 16, 2012, NAMOG entered into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) by an among the Company, Lani Acquisition, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company, and Lani, LLC, a California limited liability company (“Lani”). As a result of the merger with Lani, we ceased our prior operations and are now a holding company. The discussion set forth in this Item 1 is related to activities undertaken as a result of the Agreement and Plan of Merger.

Through our wholly owned subsidiary, Lani, we are an exploration and development stage oil and gas company. Lani was formed on June 20, 2011, to purchase, operate, explore and develop oil and gas properties. Lani acquired oil and gas leases and began development of a plan for oil and gas exploration and producing operations in June, 2011. The Company is actively engaged in leasing properties focused in the San Joaquin Basin in California, and pursuing crude oil and natural gas opportunities.

On November 13, 2012, Lani entered into a Farm-In Agreement (“Farm-In”) with Avere Energy Corp, a Delaware corporation (“Avere”) to develop leaseholds in the San Joaquin Basin. Avere was assigned a 25% working interest in the Tejon Ranch Extension leases, a 21.25% interest in the Tejon Main Area leases, and a 50% working interest in the White Wolf lease. Pursuant to the Farm-In, Avere’s obligation was to transfer $2,200,000 for use in Lani’s operations. These operations include 100% of the working interest costs associated with drilling and testing one (1) exploration well in the Tejon Extension area (in an amount up to a maximum of $1,300,000), $347,500 to secure additional leaseholds in the White Wolf prospect area, and $552,500 to drill a well in the Tejon Main lease area.

The Farm-In was amended on March 4, 2013. The amendment corrected an administrative error in Section 1.3(d)(ii) of the Farm-in to provide that Avere shall provide Lani with $347,500 to be used for delay rentals or leasing new acreage in White Wolf. The Farm-In incorrectly stated the amount for White Wolf operations at $647,500. In addition, the wording of Section 1.3(f) of the Agreement had indicated that a $500,000 purchase of common stock by East/West petroleum at $.10 per share was to be exclusively used for White Wolf acquisition purchases. The amendment to the Farm-In allow for more flexibility of use of this capital to include working on existing projects (including the Tejon Main Area and the Tejon Ranch Extension).

Drilling in the Tejon Ranch Extension began on November 25, 2012, and has undergone testing through December 2012. Drilling on this well was suspended February 13, 2013 in order to review more thoroughly the remaining zones to be tested. Five geological consultants are currently reviewing data from the seven drilled zones, and analyzing seismic data purchased February 26, 2013, to determine which additional zones require testing. Testing is planned for April – May 2013.

The White Wolf leaseholds have increased from 263 net acres leased through November 13, 2012 to 2,098 net acres leased at March 15, 2013.

The Tejon Main Area exploration well is scheduled for the fourth quarter of 2013. This well is being reviewed by all working interest partners to determine if the well will be a shallow well, or a deep well. Per agreements with working interest partners, a shallow well will be operated by Lani, while a deep well will be operated by Solimar Energy LLC.

We have no developed proven reserves or production, and have not realized any revenues from our operations. We maintain our principal administrative offices in Ventura, California. The Company is focused on exploration activities in the San Joaquin Basin in California, with existing foundation assets targeting exploration and exploitation of oil and gas projects located near infrastructure and existing discoveries.

The Company plans to continue using a combination of capital raisings and farm-in opportunities to develop Lani’s leased acreage. The leaseholds are not held by drilling, and we continue to make lease payments so we can continue development of any future exploration and drilling.

History and Corporate Structure

NAMOG was incorporated as Calendar Dragon, Inc. on April 8, 2010 in the State of Nevada. From inception until we completed our reverse acquisition of Lani, the Company was in the development stage of creating a new calendaring software application. On October 11, 2012, the Company filed an amendment to its Articles of Incorporation changing its name to North American Oil & Gas Corp. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the merger with Lani, on November 20, 2012, we ceased our prior operations and are now a holding company. Our wholly owned subsidiary engages in an exploration stage oil and gas enterprise focused on the acquisition, stimulation, rehabilitation and asset improvement of leased acreage in California.

Lani was formed on June 20, 2011, to purchase, explore, operate and develop oil and gas properties. Lani has no developed reserves or production, and has not realized any revenues from operations. The Company’s executive (or corporate) offices are located at 56 E. Main Street, Suite 202, Ventura, CA 93001. Our telephone number is (805) 643-0385, and our facsimile number is (805) 643-0210.

Recent Developments

Lani drilled its exploratory well on the Tejon Ranch Extension leases, well 77-20. Through December 31, 2012 Lani tested seven (7) zones, and suspended the well on February 13, 2013 to review data, secure seismic data over the leaseholds, and better determine future testing zones of the well. Five geological consultants are currently reviewing data from the previous testing, and analyzing purchased seismic data to determine which additional zones require testing. Testing is planned for April – May 2013.

Principal Products and Services

Oil & Gas

Since August 2005, oil prices have exceeded $31 per barrel. Per Market Watch News as of March 19, 2013 the closing price for a barrel of oil was $92.18. At these prices, secondary recovery, or the recovery accomplished by injecting gas or water into a reservoir to replace produced fluids, and thus maintain or increase the reservoir pressure, is financially viable. The Company has seasoned operational expertise and its strategy to purchase 3D seismic over the thirty seven (37) square miles, which was secured on February 28, 2013, will provide valuable information in determining future drilling sites.

The California Energy Commission issued a report on Natural Gas Market Assessments in 2003 indicating that natural gas is projected to have a wellhead price of $3.89 in 2013. The U.S. Natural Gas Energy Information has wellhead prices varying from $3.95 in 2011 to $2.66 in 2012. The largest consideration for Lani in developing natural gas prospects is to determine whether natural gas development is a commercially viable option. The following are among our considerations:

•	natural gas wellhead and market prices are increasing;
•	short-term natural gas market prices are highly volatile, and much more volatile than in the past; and
•	longer-term market prices and conditions may remain volatile.

Lani’s strategy is contingent upon the Company’s ability to obtain sufficient capital to fund the high initial costs of testing, analyzing, acquiring capital equipment and lease acquisition.

Raw material sources and availability

Lani is an oil and gas development stage company. The top five sources of suppliers providing tangible materials to our drilling site on Well 77-20 include:

Geo Drill Services
Halliburton
American Pipe & Tubing
Baker Hughes Oilfield Operations, Inc.
Cameron

Development

Beginning in June 2011, Lani has focused on California projects, in proven, prolific hydrocarbon provinces. Lani specifically is focused on three projects within the San Joaquin Basin; Tejon Ranch Extension, Tejon Main, and White Wolf. Within these three projects, Lani has built up leasehold acreage. From June, 2011 through February, 2013 Lani went from approximately 3,209 net acres of leasehold property, to over 5,044 net acres of leasehold properties. The cost incurred for this additional 1,835 leasehold acreage, due to the $347,500 provided for White Wolf acreage leasing per the Farm-In agreement has been approximately $52,000 for additional acreage acquisition, and approximately $27,500 for previous acreage. The exploration drilling and testing of the 77-20 well has been covered at 100% by Avere by the Farm-In cap of $1,300,000.

Major Customers

Lani is in the exploratory stage of oil and gas projects and has no current production. Our infrastructures and geographical locations are based near other oil and gas discoveries within California, and, throughout California, there are over twenty proven end user markets (refineries). Lani will geographically rely on approximately four oil and gas refineries. The refineries are competitive with market prices; Lani’s future consideration for an oil and gas customer will be based on transportation costs, facility costs, and pipeline costs.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Royalty agreements relating to oil and gas production are fairly standardized in the industry. However, the percentage and amount of royalties paid by producers vary from lease to lease.

Employees

As of March 15, 2013, NAMOAG employed 5 full time employees.

We also contract for the services of independent consultants involved in land, regulatory, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are good.

Competitive Business Conditions

Our oil and gas exploration activities in California were undertaken in a highly competitive and speculative business environment. In seeking any other suitable oil and gas properties for acquisition, we will be competing with a number of other companies located in California and elsewhere, including large oil and gas companies and other independent operators, most with greater financial resources. Although, our management generally does not foresee difficulties in procuring logging of wells, cementing and well treatment services in the area of new operations; several factors, including increased competition in the area, may limit the availability of logging equipment, cementing and well treatment services. If such an event occurs, it will have a significant adverse impact on the profitability of new operations.

The prices of our products are controlled by the world oil market; thus, competitive pricing behavior in this regard is considered unlikely; however, competition in the oil and gas exploration industry exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for completion of wells and drilling costs.

Governmental Approval and Regulation

The production and sale of oil and gas are subject to regulation by federal, state and local authorities. None of the products that we expect to offer require governmental approval, although permits are required for the drilling of oil and gas wells. Additionally, testing of well integrity is required on a routine basis. When and if we begin to sell natural gas we will be affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the Federal Energy Regulatory Commission (“FERC”), which sets the rates and charges for the transportation and sale of natural gas, adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. The stated purpose of FERC’s changes is to promote competition among the various sectors of the natural gas industry. In 1995, FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas by pipeline. Every five years, FERC will examine the relationship between the changes in the applicable index and the actual cost changes experienced by the industry. We are not able to predict with certainty what effect, if any, these regulations will have on us.

The state and regulatory burden on the oil and natural gas industry generally increases the cost of doing business and affects profitability. While we believe we are presently in compliance with all applicable federal, state and local laws, rules and regulations, continued compliance (or failure to comply) and future legislation might have an adverse impact on our present and contemplated business operations. Because such federal and state regulation are amended or reinterpreted frequently, we are unable to predict with certainty the future cost or impact of complying with these laws.

Environmental Compliance

We are subject to various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), which affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, similar state legislation. These laws and regulations:

•	Restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;
•	Limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
•	Impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties or the imposition of injunctive relief. Changes in environmental laws and regulations occur regularly, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as those in the oil and natural gas industry in general. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us, there is no assurance that this trend will continue in the future.

As with the industry generally, compliance with existing regulations increases our overall cost of business. The areas affected include:

•	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;
•	capital costs to drill exploration and development wells primarily related to the management and disposal of drilling fluids;
•	other oil and natural gas exploration wastes; and
•	capital costs to construct, maintain and upgrade equipment and facilities.

CERCLA, also known as “Superfund,” imposes liability for response costs and damages to natural resources, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the “owner” or “operator” of a disposal site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our ordinary operations, we may generate waste that may fall within CERCLA’s definition of a “hazardous substance.” We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required cleaning up sites at which these wastes have been disposed.

The Company has leased properties that for many years have been used for the exploration and production of oil and natural gas. Although we and our predecessors have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:

•	to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators;
•	to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination; and
•	to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

At this time, we do not believe that we are associated with any Superfund site and we have not been notified of any claim, liability or damages under CERCLA.

The Resource Conservation and Recovery Act (“RCRA”) is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements and liability for failure to meet such requirements on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. The Clean Water Act requires us to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table. This involves the insertion of a seven-inch diameter steel casing into each well, with cement on the outside of the casing. The cost of compliance with this environmental regulation is approximately $10,000 per well. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters. Further, the EPA has adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Our operations are also subject to laws and regulations requiring removal and cleanup of environmental damages under certain circumstances. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a corporation liable for environmental damages without regard to negligence or fault on the part of such corporation. Such laws and regulations may expose us to liability for the conduct of operations or conditions caused by others, or for acts, which may have been in compliance with all applicable laws at the time, such acts were performed. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on our operations.

In addition, our proposed operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations. We have an Emergency Action and Environmental Response Policy Program in place. This program details the appropriate response to any emergency that management believes to be possible in our area of operations. We believe we are presently in compliance with all applicable federal and state environmental laws, rules and regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on our present and contemplated business operations.

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which our business operations are subject, and there are many others, the effects of which could have an adverse impact on our business. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what affect these present and future laws, rules and regulations will have on our current future operations.

Insurance

Our oil and gas operations are subject to all the risks inherent in the exploration for, and development and production of, oil and gas including blowouts, fires and other casualties. While the Company has planned for these contingencies and has purchased insurance to address potential liabilities associated with the exploration, drilling, testing and development of our exploration wells there can be no guarantee that all potential liabilities will be covered by insurance or that the insurance coverage will be adequate.

Website and available information

We make available copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, amendments to those, and other reports filed with the Securities and Exchange Commission (SEC) under “Investor Relations” on our website, www.namoag.com, as soon as reasonably practical after they are filed. Our website’s content is not intended to be incorporated by reference into this report or any other report we file with the SEC. You may request a paper copy of materials we file with the SEC by calling us at (805) 643-0385 or sending a request by mail to our corporate secretary at our principal office at 56. E. Main Street, Suite 202, Ventura, CA 93001. You may read and copy materials we file with the SEC on the SEC’s website at www.sec.gov, or the SEC’s Public Reference Room at 100 F. Street, N.E., Washington DC 20549.

Fiscal Year

On November 20, 2012, concurrent with the reverse merger, we changed our fiscal year end to December 31 from what had previously been November 30. Accordingly, our first, second, third and fourth quarters now end March 31, June 30, September 30, and December 31.

Item 1A. Risk Factors.

NAMOG is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

NAMOG is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 2. Properties.

The Company’s headquarters are located 56 E. Main Street, Suite 202, Ventura, CA 93001. Our telephone number is (805) 643-0385. Management believes that our current leased property will be sufficient for its current and immediately foreseeable administrative needs.

The Company has secured oil and gas leases, which is an essential part of the Company’s operation. We are an oil and gas exploration and production company that uses the history of old fields, geophysical exploration and development techniques to identify oil and gas wells that are now considered to be economical feasible based on the current and predicted future price of oil and gas. We currently have over 197 leaseholds, covering approximately 5,044 net acres of leasehold properties in the San Joaquin Basin Province in Kern County, California. These leasehold properties are held in one to five year primary lease terms, some extending through March, 2017. The Company, through its subsidiary Lani, holds varying working interest percentages in these leases from 21.25% to 75%.

The properties are listed as follows:

Tejon Ranch Main lease – 2,874 gross leased acres, 2,600 net leased acres
Tejon Ranch Extension lease – 546 gross leased acres, 346 net leased acres
White Wolf leases – 4,823 gross leased acres, 2,098 net leased acres

The Company does not have an in-house land and lease department, and contracts with an outside oil and gas land acquisition company “Land Company” to acquire its leaseholds. The outside Land Company will secure the lease and hold title of the Assignment of Oil, Gas & Mineral Leases in the Land Company’s name. Once the Land Company has acquired sufficient properties (such as a designated number of net acres within a lease prospect), determined by Lani management, management will request that the Land Company assign title to Lani.

Oil and Gas Reserve Analyses

The leases acquired by the Company had not been developed in a way that allowed our petroleum engineers to assign estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves. The Company has no proved reserves on the leases owned.

Lani will obtain title opinions on properties, or specific leases, when there is valid consideration of drilling within the prospect, or drill site. It will also obtain specific title opinions when as requested as part of a joint venture partnership.

Item 3. Legal Proceedings.

As of March 28, 2013, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “NAMG.” Prior to December 27, 2012 our common stock was quoted under symbol “CLDD.”

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions. As noted previously in this Form 10-K, the merger transaction between North American Oil & Gas Corp., a Nevada corporation, and Lani Acquisition, LLC, a limited liability company and a wholly-owned subsidiary of the Company, and Lani, LLC, a California limited liability company, closed on November 16, 2012 and the terms of the Merger Transaction were first announced on or about November 20, 2012. Therefore, the prices below also include prices solely with respect to Calendar Dragon before the Merger Transaction.

	2012		2011
	Price Range		Price Range
	High	Low	High	Low
First Quarter	n/a	n/a	n/a	n/a
Second Quarter	n/a	n/a	n/a	n/a
Third Quarter	n/a	n/a	n/a	n/a
Fourth Quarter	1.14	0.25	n/a	n/a

The closing sales price of the Company’s common stock as reported on March 28, 2013, was $0.74 per share.

Holders

As of the date of this report there were approximately 27 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal year ended December 31, 2012.

To the extent NAMOG has any earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 12, 2012, the Board of Directors of the Company approved and adopted the terms and provisions of a 2012 Stock Option Plan for the Company. An aggregate of 2,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which may be granted under the 2012 Stock Option Plan. No options had been issued under the Plan as of December 31, 2012.

Equity Compensation

On December 12, 2012, the Board of Directors of the Company approved and adopted the terms and provisions of a 2012 Stock Option Plan for the Company. An aggregate of 2,000,000 shares of the Company’s common stock were initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which may be granted under the 2012 Stock Option Plan. No options had been issued under the Plan as of December 31, 2012.

Other Compensation Arrangements

NAMOG has not secured any other compensation arrangements as of December 31, 2012.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2012 or subsequently, that were not previously disclosed in reports filed by the Company with the Securities and Exchange Commission.

Item 6. Selected Financial Data.

NAMOG is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion is intended to facilitate an understanding of our business and results of operations and includes forward-looking statements that reflect our plans, estimates and beliefs. It should be read in conjunction with our audited consolidated financial statements and the accompanying notes to the consolidated financial statements included herein. Our actual results could differ materially from those discussed in any forward-looking statements contained herein.

The Company is a development stage enterprise, has never earned a profit, and has incurred an accumulated deficit of $402,206 as of December 31, 2012. Post merger with Lani, the Company raised $500,080 in the sale of common stock, which gives the company a $312,074 net equity position. The Company has used these funds to purchase or obtain leaseholds on three oil and gas lease prospects, and through is wholly owned subsidiary, Lani, began its operations as an oil and gas exploration and production company in June 2011. As of December 31, 2012, the Company has completed the drilling and testing of seven zones in our Tejon Extension lease. Drilling was suspended February 2013 to secure and analyze purchased seismic data covering thirty-seven square miles covering two of our prospect areas. This seismic data will allow for a thorough analysis of the structure of the leased area and provide detailed targeting of future oil and gas exploration. In addition, the seismic data will be used to further analyze the 77-20 well and once our analysis is complete, we will determine if further testing is warranted.

Through the Farm-In with Avere Energy Corp., along with the purchase of 5,000,000 shares of common stock at $.10 per share by East/West Petroleum, NAMOG has sufficient funds to continue operations through September 30, 2013. The purchase of the seismic data, and further analysis of the 77-20 well, will allow NAMOG to actively seek additional capital, through sale of common stock, or through working interest investors.

In addition, the Farm-In has provided NAMOG with an additional $300,000 in an advance, on an as-needed basis to meet general and administrative expenses. The Company’s success is dependent on securing additional capital through capital raisings and/or farm-in agreements with potential working interest partners.

Plans for our fiscal year 2013 include the following:

•	complete testing on the 77-20 well, and if tests prove commercially viable oil production, complete the well and put on production within six months;
•	purchase seismic surveying and analysis at a net cost of $125,000 and 350,000 shares of stock options;
•	drill, and if exploration results are favorable, complete and put on production our second well within six to twelve months; and
•	acquire leasehold interests in over 2,000 net acres in California for exploration over the next twelve months.

Results of Operations

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Revenues from Operations - Revenues for the year ended December 31, 2012 and December 31, 2011 were $0 and $0 respectively.

Expenses from Continuing Operations - The Company incurred operating expenses of $468,698 for the fiscal year ended December 31, 2012; an increase of $412,347 compared to $56,351 for the period from Inception to December 31, 2011. The operating expense increase was primarily due to increased operations of Lani in its development stage of oil and gas exploration and was a result of the reverse merger, wherein Lani became NAMOG’s wholly owned subsidiary and the accounting acquirer.

The largest expenditures operationally were increased general and administrative costs over the previous year of $223,674, and increased costs of geological, geophysical, and delay rental costs on increased acreage rentals of $86,899. Operating costs for the fiscal year ending December 31, 2012 were specifically: operational general and administrative costs $224,260, (including $85,989 in employee compensation, and $137,721 for corporate overhead), and geological, geophysical, and delay rents $142,664.

Other Income/Loss - For the fiscal year ended December 31, 2012, the Company had a gain on Assignment of Working Interest of $123,476, earned interest income of $167, and other expenses of $800 resulting in Total other Income of $122,843. Lani entered into an agreement August 6, 2012 with Solimar Energy LLC (Solimar). This agreement superseded all previous agreements, discussions and understandings concerning the Tejon Main Prospect and the Tejon Extension Prospect. Per previous agreements Solimar paid Lani a $200,000 prospect fee. This prospect fee reduced capitalized oil and gas costs (cost recovery) for the Tejon Main prospect through August 6, 2012 of $76,524, realizing a gain on sale of assets in the amount of $123,476.

Net Loss - For the fiscal year ended December 31, 2012, the Company incurred a net loss of $345,855 compared to a net loss of $56,351 for the fiscal year ended December 31, 2011, a loss increase over the previous year of $289,504. The major reasons for the Company having a higher net loss during the fiscal year ended December 31, 2012 can be attributed to the higher expenses from operations ($468,698) partially offset by the gain on sale of assets of $123,476.

Liquidity - At December 31, 2012, the Company had a cash balance of $1,515,995. As of December 31, 2011, the Company had a cash balance of $34,911. Property and equipment net was $4,686 as of December 31, 2012 compared to $0 as of December 31, 2011. The increase in property and equipment is the direct result of the Company investing in furniture and fixtures, computers and peripherals.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of a business strategy that produced significant revenues.

Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs beyond 2013 as well as any large capital requirements necessary for additional oil and gas exploration.

Cash Requirements

The cash requirements of the Company may have a material impact on our liquidity. The reasons for this are:

•	the Company has only secured sufficient funds to maintain its current operations through September 30, 2013;
•	the commitment to drill a well on the Tejon Main prospect during the fourth quarter 2013 as committed to in the Farm-In with Avere Energy necessitates restricted operations of the company;
•
there is an uncertainty as to whether the Company can maintain operations through the fourth quarter of 2013 without securing additional capital through cash raisings, or investor project participation; and

•	there is no certainty that the Company can achieve profitable levels in the oil and gas exploration field, or that it will be able to raise additional capital through any means.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NAMOG is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

NORTH AMERICAN OIL & GAS CORP.
FINANCIAL STATEMENTS - TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	33

Audited Financial Statements:
Consolidated Balance Sheets at December 31, 2012 and 2011	34
Consolidated Statements of Operations for the year ended December 31, 2012 and the period from June 20, 2011 (Inception) to December 31, 2011	35
Consolidated Statements of Changes In Stockholders ’ Deficit for the year ended December 31, 2012 and the period from June 20, 2011 (Inception) to December 31, 2011	36
Consolidated Statements of Cash Flows for the year ended December 31, 2012 and the period from June 20, 2011 (Inception) to December 31, 2011	37
Notes to Financial Statements	38

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The following disclosure is with respect to not only the Company, but also with respect to the Company’s subsidiary entity.

John Kinross-Kennedy

On January 22, 2012, NAMOG’s Board of Directors informed John Kinross-Kennedy Certified Public Accountant (“Kinross-Kennedy”) that it had dismissed Kinross-Kennedy as the Company’s independent registered public accounting firm effective immediately. Kinross-Kennedy served as the independent registered public accounting firm of Calendar Dragon (NAMOG). The dismissal of Kinross-Kennedy was solely the result of the Merger Transaction.

On January 23, 2012, the Board of Directors informed Eide Bailly, independent registered public accountants, that such firm was appointed as the Company’s independent registered accounting firm effective on that same date. Eide Bailly was retained by NAMOG to audit its 2012 and 2011 financial statements that were filed with the Company’s Current Report on Form 8-K filed on November 20, 2012. However, NAMOG had not previously consulted Eide Bailly with regard to any matters including the application of accounting principles to a specified transaction, or an audit opinion that might be rendered with respect to the Company’s financial statements or any matter that was the subject of a disagreement or a reportable event.

Kinross-Kennedy provided a report on NAMOG’s financial statements for its fiscal years ended November 30, 2011 and 2010 and neither report contained an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. A going concern contingency was reported.

During NAMOG’s fiscal year ended November 30, 2011 and November 30, 2010, there were no disagreements with Kinross-Kenney on any matter of accounting principles, practices, financial statement disclosure, or auditing scope or procedure which if not resolved to Kinross-Kennedy’s satisfaction would have caused Kinross-Kennedy to make reference to the subject matter of the disagreement in connection with its principal accounting report on the financial statements for NAMOG’s fiscal year ended November 30, 2011 and November 30, 2010, or any subsequent report.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting (GAAP)

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2012 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15 and 15d of the 1934 Act because of the material weaknesses in our internal control over financial reporting discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control — Integrated Framework: issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the internal control criteria set forth in the Internal Control — Integrated Framework, management concluded that the Company’s internal controls over financial reporting were not effective, as of December 31, 2012.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s assessment of internal control over financial reporting, as of December 31, 2012, management concluded that the Company did not maintain effective internal control over financial reporting because of the following control deficiencies that constitute material weaknesses:

•	Insufficient documentation of transactions and retention of appropriate documentation to support reported transactions.
•
Insufficient time from date of Merger for the accounting department to adequately prepare for the Company’s annual filing, nor have access to appropriate technical research materials in order to properly support the Company’s financial reporting and auditing requirements and compliance.

•	Lack of audit committee having appropriate accounting knowledge to adequately provide oversight of the Company’s accounting and reporting functions.

Because of the material weaknesses identified above, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis. However, our Chief Executive Officer and Chief Financial Officer believe that the financial statements included in this annual report on form 10-K present in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Eide Bailly LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2012.

Plan For remediation of Material Weaknesses:

The remediation efforts outlined below are intended to address the identified material weaknesses in internal control over financial reporting:

•	Establish a Qualified Audit Committee;
•	Fund appropriate technical research materials to ensure SEC compliance in financial reporting, and internal controls, and
•	Improvements to accounting processes to provide adequate documentation of transactions.

We will consider the results of our remediation efforts and related testing as part of future assessments of controls.

Changes in Internal Control Over Financial Reporting

Except as otherwise noted above, there were no significant changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

Item 9B Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of March 28, 2013, the names, titles, and ages of the members of the Company’s Board of Directors and its executive officers are as set forth in the below table.

Name	Age	Position

Robert Rosenthal	60	President and Chief Executive Officer, Secretary and Chairman
Linda Gassaway	59	Chief Financial Officer and Treasurer
Cosimo Damiano	44	Director
Greg Renwick	64	Director
Nicolaus Petro	60	Director
Donald Boyd	64	Director and Operations Manager
Rob Hoar	61	Geophysicist

Robert Rosenthal
President and Chief Executive Officer, Secretary and Chairman of the Board of Directors

Mr. Rosenthal has served as our President and Chief Executive Officer, Secretary and Chairman of the Board of Directors since November 16, 2012. He has also served as manager of Lani, LLC, since its formation on June 20, 2011. Mr. Rosenthal was Vice President of New Ventures at Great Bear Petroleum, LLC, from January 2011 through April 2012. Mr. Rosenthal has extensive experience in the Californian oil and gas industry where he has been directly involved in and responsible for evaluations, leasing and drilled discoveries. His career in California spans over 15 years. Mr. Rosenthal was a founding partner in Orchard Petroleum Ltd an ASX listed Californian company that was acquired in 2007 by a private consortium. He previously worked as Exploration Geologist and Exploration Project Supervisor for Sohio Petroleum (U.S.), British Petroleum in London as Global Consultant Exploration. In 1995 he left BP to join Novus Petroleum Ltd as its Head of Exploration, for Indonesia, Australia and Pakistan. From 1999 until present day, Mr. Rosenthal has been actively involved in numerous exploration activities in California, Texas, Louisiana and Alaska where he has made numerous discoveries in both conventional and unconventional plays. More recently, Mr. Rosenthal was one of the principal investors and founders of Great Bear Petroleum an Alaskan shale company. Mr. Rosenthal holds a Master’s Degree in Geology from the University of Southern California. Mr. Rosenthal’s background in the oil and gas industry and his familiarity with Lani’s operations led to our conclusion that he should serve as a director in light of our business and structure.

Linda Gassaway
Chief Financial Officer, and Treasurer

Ms. Gassaway has served as our Chief Financial Officer since November 16, 2012. Ms. Gassaway is the former Chief Financial Officer of Behavioral Healthcare Inc., former Chief Operating Officer of Omega Computer Services (a federal defense software contractor), and held the Controller position with BentleySimonson Inc., once one of the top independent Oil and Gas companies in California. Ms. Gassaway has more than ten years of financial experience in the Oil and Gas sector. Besides heading financial operations for Behavioral Healthcare, of Memphis, Tennessee, Ms. Gassaway was also the Director of Finance for Advanced Health Systems Inc. of Irvine, CA, where she was responsible for the finances of 22 hospitals, 5 acute care facilities, and 40 physician practices located around the country. Recruited by BentleySimonson in 2000, she headed an accounting department that dealt with more than thirteen thousand royalty holders and accounted for operations at the giant Sansinena and Las Cienegas fields in Southern California. After the sale of these assets to Plains Exploration & Production Company in 2005, Ms. Gassaway continued consulting in California’s Oil and Gas industry, working with Orchard Petroleum Inc. and Solimar Energy LLC. She has extensive experience with federal and state reporting requirements, joint interest accounting, human resources, office management, audit and risk management, royalty management, government reporting, production reporting, and overall financial management and reporting for oil and gas exploration and production efforts.

Don Boyd - Director

Mr. Boyd has served as a Director since November 16, 2012. Mr. Boyd is an experienced oil field professional who has assisted many internationally known companies with drilling and infield engineering issues throughout the world. Since 1998 he has provided consulting services to companies such as Exxon, Phillips Petroleum, Sun Oil and Texaco and most recently smaller independent operators, such as Exploration Inc., Jackson Exploration and Kindee Oil and Gas. In 2005, he cofounded Sun Resources Texas, Inc. and currently serves as President, a position he has held since 2007. Prior to January 2005 he served as the manager of all offshore operations for drilling and completion for the U.S. Department of the Interior, Oil & Gas Branch. He managed employees with various disciplines, engineers and geologists; certified all foreign offshore drilling units before they could drill in US waters; worked with the EPA to help write regulations regarding offshore environmental concerns; and worked with the USSR Oil & Gas Department to help them refine their government leasing programs to improve oil and gas secondary recovery. Prior to that, he worked as a drilling engineer for Global Marine and a drilling manager for Peter Bowen and Cal Pacific drilling companies. Mr. Boyd received a Bachelor of Science in Petroleum Engineering from Cal State Long Beach in 1973. Among the many awards and honors that Mr. Boyd received are: The Crosnick Foundation Scholarship for Petroleum Engineers; The Kellps Scholarship Award for Petroleum Engineering; and an Excellence Award from the U.S. Department of the Interior. Mr. Boyd’s background in the oil and gas industry and his familiarity with Lani’s operations led to our conclusion that he should serve as a director in light of our business and structure.

Cosimo Damiano - Director

Mr. Damiano has served as a Director since November 16, 2012. Mr. Damiano has over 18 years experience in the finance industry and 12 years in the energy industry, most recently as Director of Upstream Investments for Mercuria Energy Group. He spent 8 years in Investment Banking specializing in the energy sector attaining the role of Head of Australian Oil & Gas Research for Merrill Lynch. Mr. Damiano has wide commercial and investment experience in the oil and gas industry in Australia, Asia, United States, Canada and Argentina. In his previous role with Mercuria, Mr. Damiano’s duties primarily involved private equity investments and included the reporting on Mercuria’s existing oil and gas investments in Canada, U.S and Argentina and sourcing new investments. It involved the reporting and monitoring of ~10,000 boepd of production, setting corporate and financing strategies and Board updates monitoring and evaluating the assets’ performance. In his previous and current roles Mr. Damiano has been periodically undertaking advisory roles for several oil and gas companies as well as energy trading companies most notably relating to, M&A advice, capital structure (debt and equity structuring), strategic planning and marketing. Mr. Damiano holds a Bachelor’s degree in Finance and Economics from Victoria University, Australia. Mr. Damiano’s background in investment banking led to our conclusion that he should serve as a director in light of our business and structure.

Greg Renwick - Director

Mr. Renwick has served as a Director since November 26, 2012. Since 2010, Mr. Renwick has served as President and CEO of East West Petroleum Corporation (TSXVenture Exchange symbol: EWP which is a junior, Canadianbased exploration and production company pursuing commercial development of unconventional and conventional petroleum resources globally. Mr. Renwick is also the President of Avere Energy Corp., a wholly owned subsidiary of East West Petroleum Corporation. From 2007 to 2010, Mr. Renwick was Director of Business Development at Dana Gas, Sharjah, United Arab Emirates. Mr. Renwick brings over 30 years of broad, international petroleum experience to the Company. Mr. Renwick began his career with Mobil Oil Canada as a geophysicist. Over the next 25 years, Mr. Renwick held various technical, technical management and progressively senior management positions within Mobil worldwide. Mr. Renwick has been directly involved in the mapping, the discovery, and development of numerous oil and gas fields in western and eastern Canada, the U.S. Gulf Coast, Saudi Arabia, Indonesia and the Former Soviet Union. Mr. Renwick responsibilities have spanned various disciplines, including geophysics, exploration, field appraisal and development, E&P planning, corporate planning, corporate strategic development, commercial analysis and upstream business development. Mr. Renwick holds a BSc. Chemistry, from the University of Western Ontario, London, Ontario, Canada, which he attended from 1967 to 1971, and a MSc. Geology, Dalhousie University, Halifax, Nova Scotia, Canada, which he attended from 1971 to 1973. Mr. Renwick’s background in the oil and gas industry led to our conclusion that he should serve as a director in light of our business and structure.

Nicolaus Petri - Director

Mr. Petri has served as a Director since November 26, 2012. Petri has extensive investment management experience with major oil and gas companies based in Eastern Europe. He is currently Head of Foreign Asset Strategy and Investments for Gazprom Neft and Deputy CEO for Strategy and Investments for Naftna Industrije Serbije (Russia's 5th largest integrated oil company, Serbian national oil company, respectively). His primary responsibilities have included defining investment strategies, managing and supporting investment projects, implementing and coordinating investment processes, development of longterm business and production plans. Prior to his current role Petri was Head of the Investment Department for SIBUR, the leading Petrochemicals and LPG company in Russia. Petri has previously worked for global consultancy and investment firms such as McKinsey & Co, Bain Capital and Morgan Stanley in various roles including private equity, due diligence and financial advisory. Petri holds a bachelor of Bachelor of Arts and Sciences in Philosophy from Harvard College. Mr. Petri’s background in investment management experience led to our conclusion that he should serve as a director in light of our business and structure.

Employment Agreements

We currently do not have employment agreements with any our directors and executive officers.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Term of Office

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of NAMOG or any of its subsidiaries or any committee thereof. Any non-employee director of NAMOG or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of NAMOG is appointed by and serves at the discretion of the Board of Directors. The Company plans to establish an Equity Compensation Plan in 2013 that will allow for future compensation of its Directors through stock options or other equity compensation.

None of the officers or directors of NAMOG is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than NAMOG.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Director independence

Currently, the majority of the board of NAMOG is not considered “independent” board members.

Board meetings and committees; annual meeting attendance

NAMOG held no board meetings during the fiscal year ended December 31, 2012.

The Company does not have a standing audit, nominating and compensation committee of the board of directors, or committees performing similar functions.

Nominating Committee

The Company does not have a separately designated nominating committee. The Company does not have such a committee because we currently believe that given our small size, the fact that a majority of the members of our Board are not currently considered “independent,” and because no Company securities are traded on a stock exchange, that such a committee is not currently necessary. Unless and until the Company establishes a separate nominating committee, when a board vacancy occurs, the remaining board members will participate in deliberations concerning director nominees. In the future the Company may determine that it is appropriate to designate a separate nominating committee of the board of directors comprised solely of independent directors.

To date, the Board of Directors has not adopted a formal procedure by which stockholders may recommend nominees to the board of directors.

Audit Committee

The Company does not have a separately designated audit committee. Instead, the entire Board acts as the Company’s audit committee. Consequently the Company has designated Cosimo Damiano as the audit committee financial expert and chair for this committee.

Compensation Committee

The Company does not have a standing compensation committee or committee performing similar functions. The company currently believes that given our small size, a compensation committee is not warranted.

Shareholder communications

The Company does not have a process for security holders to send communications to the board of directors due to the fact that minimal securities are traded on a stock exchange.

Board Leadership structure and role in risk oversight

Mr. Rosenthal, who acts as President and Chief Executive Officer, Secretary and Chairman of the Board of Directors, leads the current board of directors of the company. The Chief Financial Officer, Linda Gassaway, acts as Treasurer for the Company. Board leadership follows the guidelines in COSO’s Enterprise Risk Management – Integrated Framework model for is risk oversight assessments.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficiary more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 (furnished to the Company during the year ended December 31, 2012) and two Forms 5 (no other Forms 5 nor written representations furnished to the Company having been furnished with respect to such year) each of the current directors failed to file a Form 3 on a timely basis, and the former officers and directors failed to timely file a Form 4 indicating they were no longer subject to Section 16 filings. Mr. Rosenthal, Ms. Gassaway, Mr. Hoar, Mr Boyd, Mr. Renwick, Mr. Damiano, and Mr. Petri each filed a Form 3 on March 23, 2013. Mr. Rosenthal, Mr. Hoar and Mr. Boyd each filed a schedule 13(g) on March 23, 2013 indicating their beneficial ownership of more than 5%.

Code of Ethics

We have not adopted a Code of Ethics but expect to adopt a Code of Ethics in 2013 and will post such code to our website.

Item 11. Executive Compensation.

The objective of the Company’s compensation program for its officers is to maintain a level of corporate and operational management within the day-to-day requirements of the Company. Up until the Merger and Acquisition of November 16, 2012, the Company had not issued any amount for cash compensation, as it was registered and operated as a shell company. On November 15, 2012, Lani established salaries and payroll for four salaried employees, and one hourly employee.

The following table sets out the compensation received for the fiscal years December 31, 2011 and 2012 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Robert Rosenthal(1)	2012	$20,000	$-	$-	$-	$-	$-	$-	$20,000
	2011	$-	$-	$-	$-	$-	$-	$-	$-

Linda Gassaway(1)	2012	$15,000	$-	$-	$-	$-	$-	$-	$15,000
	2011	$-	$-	$-	$-	$-	$-	$-	$-

Rob Hoar((1)	2012	$20,000	$-	$-	$-	$-	$-	$-	$20,000
	2011	$-	$-	$-	$-	$-	$-	$-	$-

Roderick Neil MacIver (2)	2012	$-	$-	$-	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-	$-	$-	$-

Lena MacIver (3)	2012	$-	$-	$-	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-	$-	$-	$-

Bouwe Bekking (4)	2012	$-	$-	$-	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-	$-	$-	$-
___________
(1)	Mr. Rosenthal, Ms. Gassaway, and Mr. Hoar began employment with the Company on November 15, 2012.
(2)	Roderick Neil Maciver had been president, chief executive officer and chief financial officer from inception until July 24, 2012.
(3)	Lena MacIver had been secretary from inception until July 24, 2012.
(4)	Bouwe Bekking had been president, chief executive officer, financial officer, and secretary from July 21, 2012 until November 16, 2012.

Equity Compensation Plan Information - Employment Agreements

The Company’s policy is to not establish employment agreements, and no employment agreements were in place on December 31, 2012 or through the date of this report.

Option Exercises and Stock Vested Table

On December 12, 2012, the Board of Directors of the Company approved and adopted the terms and provisions of a 2012 Stock Option Plan for the Company. An aggregate of 2,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which may be granted under the 2012 Stock Option Plan. On March 1, 2013, 350,000 shares of stock options were granted to consultants in return for services in regards to seismic data and interpretation.

Option Warrant Grants During 2012 and 2011 Fiscal Years

The company has not issued any warrant grants during fiscal years 2012 and 2011.

Outstanding Equity Awards At Fiscal year-End

The company has not issued any equity awards during fiscal years 2012 and 2011.

Director’s Compensation

The following table sets forth the Company’s fees and compensation paid or earned by directors for the fiscal years 2012 and 2011.

DIRECTORS COMPENSATION
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Don Boyd(1)	2012	$-	$-	$-	$-	$-	$-	$-	$-
Cosimo Damiano(2)	2012	$-	$-	$-	$-	$-	$-	$-	$-
Robert Rosenthal	2012	$-	$-	$-	$-	$-	$-	$-	$-
Gregory Renwick	2012	$-	$-	$-	$-	$-	$-	$-	$-
Nicolaus Petri	2012	$-	$-	$-	$-	$-	$-	$-	$-
Roderick Neil MacIver (3)	2012	$-	$-	$-	$-	$-	$-	$-	$-
Lena MacIver (4)	2012	$-	$-	$-	$-	$-	$-	$-	$-
Bouwe Bekking (5)	2012	$-	$-	$-	$-	$-	$-	$-	$-
___________
(1)	Donald Boyd is a Director, and is paid as an employee of the company. He earned $20,000 from November 15 - December 31, 2012
(2)	Cosimo Damiano is a Director, and is paid for his consulting services for NAMOG at $5,000 per month per Consultant Agreement dated February 1, 2013 effective through January 31, 2014.
(3)	Roderick Neil Maciver had been president, chief executive officer and chief financial officer from inception until July 24, 2012.
(4)	Lena MacIver had been secretary from inception until July 24, 2012.
(5)	Bouwe Bekking had been president, chief executive officer, financial officer, and secretary from July 24, 2012 until November 16, 2012.

The Board of Directors has received no compensation for their roles on the Board. They have not earned fees, stock awards, option awards, or non-equity incentive plan compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of more than 5% of any class of NAMOG’s voting securities.

As of March 28, 2013, the Company had 60,125,000 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 28, 2013 by each person who is known to have beneficial ownership of more than 5% of any class of NAMOG’s voting securities:

Title of Class	Name and address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	ASPS Energy Investments Ltd. 56 E. Main Street Suite 202 Ventura, CA 93001 (2)	8,100,00	13.472%
Common Stock	Donald Boyd 56 E. Main Street Suite 202 Ventura, CA 93001	8,100,000	13.472%
Common Stock	East West Petroleum Corp. (3) Suite 1210 – 1095 West Pender Street Vancouver, BC V6E 2M6	5,000,000	8.316%
Common Stock	Robert Kerry Hoar 56 E. Main Street Suite 202 Ventura, CA 93001	8,100,000	13.472%
Common Stock	Cede & Co. PO Box 20 Bowling Green Station New York, NY 10004	11,400,000	18.960%
_______________
(1)           NAMOG has 60,125,000 shares of common stock issued and outstanding. As of March 28, 2013 no stock is held under warrant, or security.
(2)           Shares held indirectly in ASPS Energy Investments Ltd., voting and investment control of which is held by Mr. Robert Rosenthal.
(3)           4% of the beneficial ownership of East West Petroleum Corp. is held by Gregory Renwick, a Director of the Company.

Security Ownership of Management.

The following table sets forth the beneficial ownership of the Company’s common stock as of March 28, 2013 by each executive officer and director and the directors and executive officers of the Company as a group:

Title of Class	Name and address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Robert Rosenthal (2)	8,100,00	13.472%
Common Stock	Donald Boyd (3)	8,100,000	13.472%
Common Stock	All Officers and Directors as a Group	17,100,000	28.44%
______________
(1)           NAMOG has 60,125,000 shares of common stock issued and outstanding. No stock is held under warrant, or security.
(2)           Shares held by ASPS Energy Investments Ltd., voting and investment control of which is held by Mr. Robert Rosenthal. No shares are held as security.
(3)           No shares are held as security.

Security Ownership of Certain Beneficial Owners

As of March 28, 2013, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who is not listed in the above referenced tables.

Change in Control Arrangements

As of March 28, 2013, there are no arrangements that would result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth all compensation plans including individual compensation arrangements) under which the company’s equity securities may be issued.

Plan of Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,000,000	$-	2,000,000
Equity compensation plans not approved by security holders(1)	-	$-	-
Total	2,000,000	$-	2,000,000

(1) At December 31, 2012 there were 2,000,000 stock option shares available for issuance as equity compensation. There were no shares issued at December 31, 2012. Subsequent to this date, on March 4, 2013, 350,000 shares of stock options were issued at $.70 per share for seismic data analysis to

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Particular Transactions

There have been no transactions since the beginning of the last fiscal year, or any currently proposed transaction, between the Company and any officer, director, nominee for election as director, or any shareholder owning more than 5% of the Company’s outstanding shares, or any member of any such individual’s immediate family, as to which the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000, or one percent of the average of the company’s total assets at year-end for the last two completed fiscal years.

Controlling Persons

The company is not aware of any agreements or understandings by a person or group of persons that could be construed as a controlling person.

Director Independence

Our board of directors consists of Messrs. Rosenthal, Damiano, Renwick, Boyd, and Petri. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-K under the heading “Certain Related Person Transactions). After review of the Directors by the Board, and specifically by the Chairman of the Board, it has been determined that two board members are considered independent. These two board members are Cosimo Damiano and Nicolaus Petri.

Itm 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the year ended December 31, 2012 for professional services rendered by Eide Bailly, for the audit of our annual financial statements for fiscal years 2012 and 2011:

Accounting Fees and Services
	2012	2011
Audit Fees	$42,030	$-
Audit Related Fees		-
Tax Fees	-	-
All Other Fees	-	-

TOTAL	$42,030	$-

The category of “Audit Fees” includes fees for our annual audit and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related Fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Eide Bailly, was compatible with the maintenance of the respective firm’s independence in the conduct of its audits.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

2.1
Agreement and Plan of Merger Dated November 16, 2012, by and among North American Oil & Gas Corp., a Nevada corporation, Lani Acquisition, LLC, a Nevada limited liability company, and Lani, LLC, a California limited liability company (1)

3.1	Articles of Incorporation of the registrant (2)
3.2	Certificate of Amendment to Articles of Incorporation of Registrant (1)
3.3	By-laws of the Registrant (2)
3.4	Certificate of Change of Registrant (1)
4.1	2012 Stock Option Plan (3)
10.1	Stock Redemption Agreement dated November 16, 2012, by and between Registrant and Bouwe Bekking (1)
10.2	Farm-in Agreement dated November 3, 2012 by and between Lani, LLC and Avere Energy Corp.
10.3	Amendment to Farm-in Agreement dated March 4, 2013 by and between Lani, LLC and Avere Energy Corp.
16.1	Letter dated January 23, 2013 from Kinross-Kennedy, CPA (4)
21.1	List of the Registrant’s Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002(5)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
____________
(1) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 333-172896), filed with the Commission on November 30, 2012.

(2) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-172896), filed with the Commission on February 10, 2012.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-54864), filed with the Commission on January 28, 2013.

(4) Incorporated by reference to the Company’s current report on Form 8-K (File No. 000-71864) filed with the Commission on January 25, 2013.

(5) In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of Section13or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2013	By:	/s/ Robert Rosenthal
	Name	Robert Rosenthal
	Title	President and Chief Executive Officer
	Date :	March 28, 2013

Date: March 28, 2013	By:	/s/ Linda Gassaway
	Name	Linda Gassaway
	Title	Chief Financial Officer
	Date :	March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders’ of North American Oil & Gas Corp.

We have audited the accompanying consolidated balance sheets of North American Oil & Gas Corp. (A Development Stage Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended and accumulated for the period from June 20, 2011 (Date of Inception) to December 31, 2012. North American Oil & Gas Corp. management is responsible for the consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American Oil & Gas Corp. (A Development Stage Company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and accumulated for the period June 20, 2011 (Date of Inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Golden, Colorado

March 28, 2013

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$578,928	$34,911
Restricted Cash	937,067	-
Accounts Receivable	4,770	1,454
Prepaid Expenses	4,140	385

Total Current Assets	1,524,905	36,750

Oil and Gas Properties, Successful Efforts method, Net	278,754	104,109
Furniture, Fixtures, and Equipment, Net	4,686	-
Deposits	21,300	-

Total Non-current Assets	304,740	104,109

TOTAL ASSETS	$1,829,645	$140,859

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$608,550	$45,450
Advance from Working Interest Owner	796,992	-
Deferred Prospect Fees	-	75,000
Note Payable - Related party	50,000	-

Total Current Liabilities	1,455,542	120,450

Long-term Liabilities
Asset Retirement Obligation	62,029	-

Total Liabilities	1,517,571	120,450

Commitments and Contiongencies (Note 3)

Shareholders' Equity (Deficit)
Common Stock: $0.001 par value; authorized: 200,000,000
shares; issued and outstanding: 60,125,000	60,125	-
Preferred Stock; 25,000,000 authorized; zero issued	-	-
Additional paid-in capital	654,155	76,760
Deficit Accumulated During the Development Stage	(402,206)	(56,351)

Total Shareholders' Equity	312,074	20,409

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,829,645	$140,859

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012, AND THE
PERIOD FROM JUNE 20, 2011 (INCEPTION) TO DECEMBER 31, 2011

			Cumulative Period from inception through December 31,
	2012	2011	2012

Expenses
Exploration & Leasehold Costs	$142,664	$55,765	$198,429
Management and Consulting	101,774	-	101,774
General and Administration	224,260	586	224,846

Total Expenses	468,698	56,351	525,049

Other Income
Interest Income	167	-	167
Other Expenses	(800)	-	(800)
Gain on Sale of Oil and Gas Properties	123,476	-	123,476

Total Other Income	122,843	-	122,843

Net (Loss)	$(345,855)	$(56,351)	$(402,206)

(Loss) per common share	$(0.01)	$-	$(0.01)

Weighted average number of
shares outstanding	37,291,918	-	37,291,918

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2012, AND THE
PERIOD FROM JUNE 20, 2011 (INCEPTION) TO DECEMBER 31, 2011

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances at Inception	-	$-	$-	$-	$-
Contributions	-	-	101,760	-	101,760
Distributions	-	-	(25,000)	-	(25,000)

Net (loss)	-	-	-	(56,351)	(56,351)
Balances at December 31, 2011	-	-	76,760	(56,351)	20,409

Proceeds from the Sales of Common Stock	5,000,000	5,000	495,000	-	500,000

Share-based payments	800,000	800	79,200	-	80,000

Contributions	-	-	166,700	-	166,700
Distributions	-	-	(109,180)	-	(109,180)
Net (loss)	-	-	-	(345,855)	(345,855)

Effects of Reverse Merger and Recapitalization	54,325,000	54,325	(54,325)	-	-

Balances at December 31, 2012	60,125,000	$60,125	$654,155	$(402,206)	$312,074

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2012, AND THE
PERIOD FROM JUNE 20, 2011 (INCEPTION) TO DECEMBER 31, 2011

			Cumulative Period from inception through December 31,
	2012	2011	2012

Cash Flows from Operating Activities:
Net (Loss)	$(345,855)	$(56,351)	$(402,206)
Adjustments to Reconcile Net (Loss) to Net Cash
(Used in) Operating Activities:
Depreciation	1,927	-	1,927
Accretion of Asset Retirement Obligation	622	-	622
(Gain) on Sale of Oil & Gas Properties	(123,476)	-	(123,476)
Share based Payments	79,920	-	79,920
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	(3,316)	(1,454)	(4,770)
(Increase) in Prepaid Expenses and Other Assets	(25,055)	(385)	(25,440)
Increase/(Decrease) in Accounts Payable	-	9,015	9,015

Net Cash (Used in) Operating Activities	(415,233)	(49,175)	(464,408)

Cash Flows from Investing Activities:
(Purchase) of Oil and Gas Property	(589,670)	(13,088)	(602,758)
Proceeds from the Sale of Oil & Gas Properties	125,000	75,000	200,000
(Purchase) of Office Equipment	(6,613)	-	(6,613)

Net Cash Provided by (Used in) Investing Activities	(471,283)	61,912	(409,371)

Cash Flows from Financing Activities:
Proceeds from the Sale of Common Stock	500,080	-	500,080
Contributions	166,700	47,174	213,874
(Distributions)	(109,180)	(25,000)	(134,180)
Advances from working interest owner	1,760,000	-	1,760,000
Proceeds from Related Party Notes	50,000	-	50,000

Net Cash Provided by Financing Activities	2,367,600	22,174	2,389,774

Net Increase (Decrease) in Cash and Cash Equivalents	1,481,084	34,911	1,515,995

Cash and Cash Equivalents at the Beginning of the Year	34,911	-	-

Cash and Cash Equivalents at the End of the Year	$1,515,995	$34,911	$1,515,995

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Asset Retirment Obligation	$61,407	$-	$61,407

Oil and Gas Property Exchanged for Equity Interests	$-	$54,586	$54,586

Oil and Gas Properties Acquired with Accounts Payable	$563,100	$36,435	$563,100

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

Organization

North American Oil & Gas Corp. (the “Company” or “NAMOG”) was originally incorporated under the name Calendar Dragon Inc. as a Nevada corporation on April 7, 2010. On October 11, 2012, the Company changed its name under Nevada law from Calendar Dragon Inc. to North American Oil & Gas Corp. Prior to the time of the Merger transaction discussed below, NAMOG was not engaged in active business operations. The name change was effected primarily because the Company believes the name “North American Oil & Gas Corp.” better describes the Company’s planned future activities and operations.

On November 20, 2012 the Company entered into an Agreement and Plan of Merger (the “Merger”), by and among the Company, Lani Acquisition, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company (“Lani Acquisition”), and Lani, LLC, a California limited liability company (“Lani”). Lani is primarily engaged in the business of acquiring, exploring, and developing oil and natural gas properties. As a result of the Merger with Lani, NAMOG is now a holding company and our wholly owned subsidiary Lani became the operating entity. Lani was formed on June 20, 2011 (Inception) as a California Limited Liability Company. Lani Acquisition was dissolved immediately after the Merger.

Concurrent with the Merger, on November 20, 2012 the Company changed its fiscal year end to December 31, 2012.

The accompanying consolidated financial statements have been derived from the accounting records of North American Oil & Gas Corp. and Lani, LLC, a wholly owned subsidiary of NAMOG, (collectively, the “Company”).

The Company is considered a Development Stage Company, as defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, “Development Stage Enterprises”. The Company's past and planned future principal business is the acquisition and development of mineral interest in the San Joaquin Basin region of California, with no operating revenue during the period presented. The Company is required to report its operations, shareholders equity (deficit) and cash flows from inception through the date that revenues are generated from management’s intended operations, among other things. Since Inception, the Company has incurred an operating loss of $402,206. The Company’s working capital has been generated from the sales of common stock and from advances pursuant to the Farm-In Agreement with Avere Energy Corp. described in Note 6. The consolidated financial statements are for the period from “Inception” to December 31, 2012.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs which indicates a substantial doubt of its ability to continue as a going concern. The company accumulated losses of $402,206 from Inception, through December 31, 2012. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN (Continued)

Management has taken the following steps to revise its operations and financial requirements, which may not be sufficient to provide the Company with the ability to continue as a going concern.  Management cannot provide any assurances that the Company will be successful in its operation.

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

NOTE 2 – REVERSE MERGER AND ACQUISITION

On November 20, 2012, North American Oil & Gas Corp. (formerly known as, “Calendar Dragon, Inc.”), a Nevada corporation (the “Company”) entered into an Agreement and Plan of Merger dated November 16, 2012 (the “Merger”), by and among the Company, Lani Acquisition, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company (“Lani Acquisition”), and Lani, LLC, a California limited liability company (“Lani”).

Under the terms and conditions of the Merger, the Company issued 24,300,00 shares of common stock of the Company in consideration for all the issued and outstanding limited liability company membership interest in Lani. Subsequent to the Merger, on November 25, 2012, the Company offered and sold in a private offering 5,000,000 shares of common stock to East West Petroleum Corp., at an offering price of $.10 per share for aggregate offering proceeds of $500,000. The effect of the issuances is that former Lani limited liability company membership interest holders now hold approximately 40.41% of the issued and outstanding shares of common stock of the Company, shareholders of the Company immediately prior to effect of the Merger now hold approximately 51.27% of the issued and outstanding shares of common stock of the Company, and East West Petroleum Corp. now holds approximately 8.32% of the issued and outstanding shares of common stock of the Company.

The Merger by which Lani, LLC became a wholly-owned subsidiary of NAMOG was treated as a ”reverse acquisition” for accounting purposes. In a reverse acquisition, although NAMOG was considered to be the “legal acquirer” that is, Calendar Dragon (now known as NAMOG) survived as the parent corporation, Lani was the “accounting acquirer” (that is because Lani’s business was the more significant business).

As a result of the Merger, Lani’s financial statements became the financial statements of the surviving Company, and the Company’s stockholder’s equity was recapitalized.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Lani, LLC. All inter-company accounts and transactions have been eliminated. These financial statements present the net assets and operations of Lani, LLC from the periods from Inception on June 20, 2011 to December 31, 2012 since the net assets and operations of Lani, LLC are deemed to be the continuing entity for accounting purposes under the terms of the Merger described in Note 2. Accordingly, Lani, LLC is deemed to have acquired the net assets of North American Oil & Gas Corp. on November 16, 2012. The financial statements as of the year ended December 31, 2012, and from the period from Inception to December 31, 2012 are those of Lani, LLC alone.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the recovery of financial assets, donated expenses, deferred income tax asset valuation allowances and fair value measurements. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Oil and Natural Gas Properties

The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, commodity price outlooks, future plans to develop acreage and other relevant matters. During the year ended December 31, 2012 and the period from June 20, 2011 (Inception) to December 31, 2011, the Company recognized no impairment charges.

Proceeds from the assignment of partial interests in unproved leases are deferred until such time the assignment occurs. The proceeds are accounted for as a recovery of cost without recognizing any gain or loss unless the proceeds exceed the carrying amount. Proceeds received prior to the assignment of partial interests in unproved leases are accounted for as a current liability in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, generally with maturity of three months or less at time of purchase, to be cash equivalents.

Restricted Cash

Restricted cash consists of advances from working interest owners designated to be used for the acquisition of leaseholds and other oil and gas exploration and development activities, and general and administrative expenses.

Concentrations

The Company’s cash, cash equivalents, restricted cash and accounts receivable are exposed to concentrations of credit risk. The Company manages the risk associated with the cash and cash equivalents by depositing these funds with major financial institutions thereby minimizing exposure for deposits in excess of federally insured amounts. On occasion, the Company may have cash in banks in excess of federally insured amounts. We believe that credit risk associated with cash is remote.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations (Continued)

Included in the Company’s consolidated balance sheet at December 31, 2012, are the net assets of the entity’s oil and gas operations, all of which are located in San Joaquin Basin region of California and which total $278,754.

The majority of the Company’s working capital as of December 31, 2012 is from advances from Avere Energy Corp. Pursuant to the Farm-In as more fully described in Note 6. While the Entity believes Avere Energy Corp. will be able to advance the Company further amounts required to complete the leasing and exploitation activities outlined in the Farm-In, there can be no assurance that Avere Energy Corp. will be able to do so. The failure to receive such advances would have a material adverse effect on the company.

Income Taxes

The Company accounts for income taxes required by the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more-likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 2012 and 2011.

Pursuant to the merger of the Company effective as of November 16, 2012, NAMOG is a C Corporation, and Lani LLC, a California Limited Liability company is an LLC and will remain an LLC.

As of December 31, 2012, the Company had Federal net operating loss carry forwards of approximately $60,400 to reduce future taxable income, which expire after 2030. Interest and penalties on tax deficiencies are classified as income taxes in accordance with ASC Topic 740.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management cannot conclude it is more likely than not that the Company will realize the benefits of these deductible differences. As such, a valuation allowance has been recorded for 100% of the estimated deferred tax assets.

Allowance for Bad Debts

Management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible.

As of December 31, 2012 and 2011, based on information available, management consider all accounts receivable to be fully collected, and, accordingly, no allowance for doubtful accounts has been recorded.

Deposits

Deposits consist of a $20,000 bond held by the State of California and lease deposits.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Depreciation expense was $1,927 and $0 for year ended December 31, 2012 and the period from Inception to December 31, 2011, respectively.

Leases

The Company conducts its operations from leased facilities. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. Rent expense was $10,800 and $0 for the year ended December 31, 2012 and the period from June 20, 2011 (Inception) to December 31, 2011, respectively.

Asset Retirement Obligation

The Company follows the provisions of ASC 410-10, “Asset Retirement and Environmental Obligations,” at such time as it acquires or drills oil and gas wells. The estimated fair value of the future costs associated with the dismantlement, abandonment, and restoration of oil and gas properties is recorded when incurred, generally upon acquisition or commencement of drilling of a well. The estimated costs are discounted to present values using a credit adjusted risk free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset will be depleted on the units-of-production method. The associated liability is classified in other long-term liabilities in the accompanying consolidated balance sheets. The liability will be periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. Accretion expense of $622 is recorded as a component of leasehold costs in the accompanying statement of operations for the year ended December 31, 2012. No accretion expense was recorded for the year ended December 31, 2011.

Revenue Recognition

The Company is in the development stage and currently does not have incoming revenue.

Stock Option Plan

On December 12, 2012, the Board of Directors of the Company approved and adopted the terms and provisions of a 2012 Stock Option Plan for the Company. An aggregate of 2,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or stock options which may be granted under the 2012 Stock Option Plan. No options had been issued under the Plan as of December 31, 2012.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements

The Company follows FASB ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1: Quoted prices are available in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

ASC 820 requires financial assets and liabilities to be classified based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

In accordance with the accounting guidance, the company has measured its asset retirement obligation using level 3 inputs using (1) the estimated current cost of abandoning the well, (2) the estimated life of the well; (3) the estimated inflation rate over the estimated life of the well; and (4) and a discount to present value using an estimate of the Company’s credit-adjusted interest rate. As discussed in Note 4, the estimated fair value of the Company’s asset retirement obligation is $62,029 at December 31, 2012. The Company did not recognize an asset retirement obligation as of December 31, 2011.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenditures, and short-term liabilities. The fair value of these financial instruments approximates the book value due to the short-term nature of these balances.

Commitments and Contingent Liabilities

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operations. In the Company’s acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. Management believes its properties are operated in conformity with local, state, and federal regulations. No claim has been made, nor is the Company aware of any uninsured liability which the Company may have, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commitments and Contingent Liabilities (Continued)

The Company has over 197 leaseholds in the San Joaquin Basin with three to five (5) year terms that expire through December, 2017. Future minimum lease commitments are as follows:

2013 - $62,538
2014 - $53,081
2015 - $48,867
2016 - $43,842
2017 - $12,909

The Company is contingently liable for all of the asset retirement costs associated with the Pass Exploration 77-20 well, as opposed to its 75% working interest share of such costs. The asset retirement obligation has been calculated using the Company’s share of 75% of the working interest in the leased property. Pursuant to the Farm-In, the Company is contingently liable for 100% of the asset retirement obligation related to the Pass Exploration 77-20 well if the well proves to be incapable of producing oil or gas in commercial quantities. This well was in the drilling process as of December 31, 2012.

Segment Reporting

In accordance with FASB ASC No. 280, Segment Reporting the Company has evaluated how it is organized and managed and has identified only one operating segment, which is the exploration and development of oil and gas producing properties.

Earnings (Loss) Per Share

Earnings per share is calculated in accordance with FASB ASC No. 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding, which were 37,291,918 for the year ended December 31, 2012. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of December 31, 2012

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact of the Company’s financial condition or results of its operations. Various accounting standards and interpretations were issued in 2012 with effective dates subsequent to December 31, 2012. The Company has evaluated the recently issued accounting pronouncements that are effective in 2013 and believe that none of them will have a material effect on the Company’s financial position, results or operations, or cash flows when adopted.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to members.

NOTE 4 – OIL AND GAS PROPERTIES

The Boyd Family Trust received a partial assignment of the leasehold called Tejon Footwall Proper in April 2011 from Neon Energy for 40% working interest in said lease. The Boyd Family Trust contributed this working interest to Lani LLC at a contributed price of $42,926 in June 2011.

The Company signed a prospect agreement with Solimar Energy LLC (Solimar) In June 2011, granting Solimar the option to acquire 35% of the Company’s 40% working interest in Tejon Footwall Proper as well as 50% working interest in any and all acquisitions in the Tejon Extension area. In exchange, Solimar agreed to pay a $200,000 prospect fee and was to commence drilling on an exploratory well no later than March 31, 2012. This agreement was voided on August 6, 2012, resulting in a Modified Agreement described below.

In August 2012, the Company signed a Purchase and Sale Agreement with Neon Energy assigning the Company Neon Energy’s 20% interest in the Tejon Footwall Proper, along with operatorship. The cost of this exchange to the Company was $60,000.

On August 6, 2012, the Company signed a Modified agreement with Solimar to assign 17.5% interest in the Tejon Footwall Proper to Solimar. This agreement provides the Company with operatorship of shallow drilling on the leasehold, while allowing Solimar operatorship on deep drilling on this same leasehold. Under the original agreement, Solimar paid the Company a $200,000 prospect fee, which was recorded at $76,524 of cost recovery of the Company’s capitalized undeveloped leasehold costs related to the Tejon Footwall Proper prospect, and $123,476 gain on conveyance of working interests.

The Company capitalized lease acquisition costs of $104,109 as of December 31, 2011 and $278,754 as of December 31, 2012., respectively. As of December 31, 2012, we have capitalized $65,986 of lease acquisition costs that are pending the outcome of our current drilling operation on the Tejon Extension prospect area.

The Company expensed $142,664 and $54,902 of exploration costs for the year ended December 31, 2012 and the period from Inception to December 31, 2011, respectively.

Oil and gas properties consist of the following:

	December 31, 2012	December 31, 2011
Oil and Gas Property
Unproved Leaseholds	$217,347	$104,109
Asset Retirement Obligation	61,407	-

Total Oil and Gas Properties	$278,754	$104,109

NOTE 5 – FURNITURE, FIXTURES AND EQUIPMENT

A summary of our furniture, fixtures and equipment as of December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
Furniture, Fixtures, and Equipment	$6,613	$-
(Less): Accumulated Depreciation	(1,927)	-

Net Furniture, Fixtures, and Equipment	$4,686	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company entered into a short-term loan with ASPS Energy Investments, Ltd., on September 7, 2012, for the principal sum of $50,000, with interest rate of 3%. The note is payable in one year, on September 6, 2013, when the outstanding amount of principal and interest shall be paid in full.

On November 13, 2012, the Company entered into a Farm-In agreement with Avere Energy Corp (“Avere’), a wholly owned subsidiary of East West Petroleum Corp. According to the provisions of the agreement, Avere shall fund $300,000 for overhead, which shall be released on an as-needed basis. The Company shall return this funding to Avere from future production revenues or from investments from third parties, whichever comes first. Additionally, Avere has provided $1,300,000 to finance the drilling an exploratory well in exchange for a 25% working interest in the Tejon Extension prospect and advanced $100,000 to be used to acquire leaseholds in the White Wolf Prospect. Avere has agreed to fund $347,500 in total to acquire the White Wolf Prospect in exchange for a 50% working interest. As of December 31, 2012, the Company has expended approximately $900,000 related to the drilling of the exploratory well, and $57,500 towards the White Wolf prospect. The remaining balance as of December 31, 2012 of $796,992 is recorded on the balance sheet as Advance from Working Interest Owner. Pursuant to the Farm-In, East West Petroleum Corp. agreed to purchase 5,000,000 shares of the Company’s common stock for $500,000 cash. This purchase occurred in December 2012.

On February 1, 2013, the Company entered into a consulting contract with a Director, Cosimo Damiano. The consulting contract is for twelve months at a rate of $5,000 per month, and covers a variety of consulting activities in the management and operations of the Company. For the year ended December 31, 2012, the Company incurred $5,000 expense for consulting expenses provided by Mr. Damiano, which is recorded in accounts payable as of December 31, 2012

For the year ended December 31, 2012 and the period from Inception to December 31. 2011, the Company paid an entity owned by the Chief financial Officer of the Company $23,784 and $619, respectively, for accounting services. During the year ended December 31, 2012, the Company purchased a computer from this entity for $1,261.

During the period from Inception to December 31, 2011, two members of Lani contributed leases to Lani which were valued at $42,926 and $11,660, respectively.

On November 13, 2012, the Company sold 800,000 shares of the Company’s common stock to two consultants, one of whom subsequently became a Director of the Company. The stock was issued as compensation for consulting services that resulted in the Merger described in Note 2. The Company received $80 in cash proceeds and valued the shares issued at $.10 per share or $80,000 total. As a result, $79,920 was recorded to Management and Consulting expense in the consolidated statement of operations for the year ended December 31, 2012.

NOTE 7 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	December 31,	December 31,
	2012	2011

Asset retirement obligation, beginning of period	$-	$-
Liabilities incurred from new drilling	61,407	-
Accretion expense	622	-

Asset retirement obligation, end of period	$62,029	$-

NOTE 8 – INCOME TAXES

As of December 31, 2012, the Company had deferred tax assets amounting to approximately $142,000 resulting from our net operating loss carryforwards of $60,400 and $81,600 related to differences between the book and tax basis in its oil and gas properties. A valuation allowance has been established due to the uncertainty of the utilization of the operating losses in future periods. As a result, the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carryforwards will begin to expire in 2031.

The Company was organized as an LLC during the year ended December 31, 2011 and was not subject to income federal income taxes as all net losses were passed through to the LLC members.

Section 382 of the Internal Code allows post-change corporations to use pre-change net operating losses, but limit the amount of losses that may be used annually to a percentage of the entity value of the corporation at the date of the ownership change. The applicable percentage is the federal long-term tax-exempt rate for the month during which the change in ownership occurs.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is the result of the following:

	2012	2011
Deferred Tax Assets, Net
Net Operating Loss Carryforward	$60,400	$13,000
Basis of Property & Equipment	81,600	-
(Less: Valuation Allowance)	(142,000)	(13,000)
	-	-
Total Deferred Income taxes, Net	$-	$-

The provision for income taxes consists of the following components:

	2012	2011
Current Tax Benefit
Federal	$27,000	$10,000
State	8,000	3,000
	35,000	13,000
DeferredTax Benefit
Federal	83,000	-
State	24,000	-
	107,000	-
Valuation Allowance
Federal	(110,000)	(10,000)
State	(32,000)	(3,000)
	(142,000)	(13,000)

Total	$-	$-

A reconciliation of our effective tax rate to the federal statutory tax rate of 35% is as follows:

	2012	2011

Expected benefit at federal statutory rate	-35.0%	-35.0%
State income tax rate, net of federal benefit	0.0%	0.0%
Other difference	9.6%	0.0%
Change in valuation allowance	25.4%	35.0%
Effective rate	0.0%	0.0%

The Company is no longer subject to Federal and State examinations for years ending prior to 2009 and 2008, respectively.

48

NOTE 9 – SUBSEQUENT EVENTS

On December 12, 2012, the Board of Directors of the Company approved and adopted the terms and provisions of a 2012 Stock Option Plan for the Company.  In March 2013, subsequent to the fiscal year end, 350,000 stock options were granted to consultants at a strike price of $.70 and $125,000 in cash in return for services in regards to seismic data and interpretation.

Drilling in the Tejon Ranch Extension began on November 25, 2012, and has undergone testing through December 2012. Drilling on this well was suspended February 13, 2013 in order to review more thoroughly the remaining zones to be tested. Five geological consultants are currently reviewing data from the seven drilled zones, and analyzing seismic data purchased February 26, 2013 to determine which additional zones require testing. Testing is planned for April – May 2013.

The Company acquired 888 net acres, 1236 gross acres in the White Wolf Prospect area subsequent to December 31, 2012, bringing the total to 4823 gross and 2098 net acres.

The Farm-In with Avere Energy Corp. was amended on March 4, 2013. The amendment corrected an administrative error in Section 1.3(d)(ii) of the Farm-In to provide that Avere shall provide Lani with $347,500 to be used for delay rentals or leasing new acreage in the White Wolf Prospect area. The Farm-In had an error and incorrectly stated the amount for White Wolf operations at $647,500. In addition, the wording of Section 1.3(f) of the Farm-In had indicated that a $500,000 purchase of common stock by East/West Petroleum Corp.at $.10 per share was to be exclusively used for White Wolf acquisition purchases. The amendment to the Farm-In allow for more flexibility of use of this capital to include working on existing projects (including the Tejon Main Area and the Tejon Ranch Extension.

In February, 2013, the Company entered into a one-time agreement with Robert Sullivan for a fee of $12,500 to broadcast an interview with Robert Rosenthal, the Company’s CEO, for promotional purposes.

In connection with the preparation of the consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of December 31, 2012, through the filing date of this report.