Form 10-Q
period 2013-03-31
North American Oil & Gas Corp.
filed 2013-05-20
CIK 1515635

UNITED STATES
Securities and exchange commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________TO _________

Commission File Number: 333-172896

NORTH AMERICAN OIL & GAS CORP.
(exact name of registrant as specified in its charter)

Nevada	98-087028
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

56 E. Main St. Suite 202
Ventura, CA 93001
(Address of principal executive offices) (Zip Code)

(805) 643-0385
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 20, 2013, there were 60,125,000 shares of registrant’s common stock outstanding.

NORTH AMERICAN OIL & GAS CORP.

Table of Contents

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 and for the cumulative period from June 20, 2011 (inception) through March 31, 2013 (unaudited)	2

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and for the cumulative period from June 20, 2011 (inception) through March 31, 2013 (unaudited)	3

	Condensed Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other information	13

Item 6.	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$113,975	$578,928
Restricted Cash	132,143	937,067
Accounts Receivable	1,742	4,770
Prepaid Expenses	2,898	4,140

Total Current Assets	250,758	1,524,905

Oil and Gas Properties, Successful Efforts method, Net	203,637	278,754
Furniture, Fixtures, and Equipment, Net	5,992	4,685
Deposits	21,300	21,300

Total Non-current Assets	230,929	304,740

TOTAL ASSETS	$481,687	$1,829,645

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$133,373	$608,550
Accounts Payable - Related Party	210,000	60,000
Advance from Working Interest Owner	132,143	736,991
Other Current Liabilities	61,943	-
Note Payable - Related party	50,000	50,000

Total Current Liabilities	587,459	1,455,542

Long-term Liabilities

Asset Retirement Obligation	63,591	62,029
Total Liabilities	651,050	1,517,571

Commitments and Contingencies (Note 7)

Shareholders' Equity (Deficit)
Common Stock: $0.001 par value; 200,000,000 shares authorized; 60,125,000 shares issued and outstanding at both March 31, 2013 and December 31, 2012	60,125	60,125
Preferred Stock; 25,000,000 authorized; zero issued	-	-
Additional paid-in capital	889,705	654,155
(Deficit) Accumulated During the Development Stage	(1,119,193)	(402,206)

Total Shareholders' Equity (Deficit)	(169,363)	312,074

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$481,687	$1,829,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Cumulative Period from Inception June 20, 2011 Through March 31,
	2013	2012	2013

Ordinary Income/Expense
Oil and Gas Production Revenue	$-	$-	$-
Oil and Gas Royalty Payments	-	-	-

Total Revenue	-	-	-

Expenses
Exploration & Leasehold Costs	362,540	2,221	560,969
Management and Consulting	15,000	1,000	116,774
General and Administration	332,196	3,151	554,494
Depreciation and Accretion on Asset Retirement Obligation	1,601	-	4,149

Total Expenses	711,337	6,372	1,236,386

Other Income (Expense)
Interest Income	-	-	167
Other Expenses	(5,650)	-	(6,450)
Gain on Sale of Oil and Gas Properties	-	-	123,476

Total Other Income (Expense)	(5,650)	-	117,193

Net (Loss)	$(716,987)	$(6,372)	$(1,119,193)

(Loss) per common share	$(0.012)	$(0.00)	$(0.02)

Weighted average number of
shares outstanding	60,125,000	24,300,000	34,543,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended		Cumulative Period from Inception June 20, 2011 through
	March 31, 2013	March 31, 2012	March 31, 2013

Cash Flows from Operating Activities:
Net (Loss)	$(716,987)	$(6,372)	$(1,119,193)
Adjustments to Reconcile Net (Loss) to Net Cash
(Used in) Operating Activities:
Depreciation, Depletion and Amortization	39	-	1,966
Accretion of Asset Retirement Obligation	1,562	-	2,184
(Gain) on Sale of Oil & Gas Properties	-	-	(123,476)
Share Based Payments	235,550	-	315,470
Changes in Assets and Liabilities:
(Increase)/Decrease in Accounts Receivable	3,028	(2,348)	(1,742)
(Increase)/ Decrease in Prepaid Expenses and Other Assets	1,242	-	(24,198)
Increase/ (Decrease) in Accrued Payroll	61,943	-	61,943
Increase/(Decrease) in Accounts Payable	(523,527)	1,862	9,015
Increase/(Decrease) in Accounts Payable - Related Party	150,000	-	210,000

Net Cash (Used in) Operating Activities	(787,150)	(6,858)	(668,032)
Cash Flows from Investing Activities:
(Purchase) of Oil and Gas Property	(481,382)	(12,074)	(1,607,666)
Proceeds from the Sale of Oil & Gas Properties	-	125,000	200,000
(Purchase) of Furniture, Fixtures and Equipment	(1,345)	-	(7,958)

Net Cash Provided by (Used in) Investing Activities	(482,727)	112,926	(1,415,624)

Cash Flows from Financing Activities:
Proceeds from the Sale of Common Stock	-	-	500,080
Contributions	-	-	213,874
(Distributions)	-	(109,179)	(134,180)
Advances From Working Interest Owner	-	-	1,700,000
Proceeds from Related Party Notes	-	-	50,000
Net Cash Provided by (Used In) Financing Activities	-	(109,179)	2,329,774

Net Increase (Decrease) in Cash and Cash Equivalents	(1,269,877)	(3,111)	246,118

Cash and Cash Equivalents at the Beginning of the Period	1,515,995	34,911	-

Cash and Cash Equivalents at the End of the Period	$246,118	$31,800	$246,118

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Recovery of Oil and Gas Property	$75,117	$-	$75,117
Asset Retirement Obligation	$61,407	$-	$61,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

North American Oil & Gas Corp. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on April 7, 2010. Since November 16, 2012, the Company has been engaged in the exploration and development of oil and natural gas. The Company is considered a development stage exploration company in accordance with Financial Accounting Standards Board (“FASB”) and Accounting Standards Codification (“ASC”) No. 915, “Development Stage Entities”.

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2012 annual report on Form 10-K have been omitted.

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

Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, commodity price outlooks, future plans to develop acreage and other relevant matters. During the three months ended March 31, 2013 and the period from June 20, 2011 (Inception) to March 31, 2013, the Company recognized no impairment charges.

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

Included in the Company’s consolidated balance sheet at March 31, 2013, are the net assets of the entity’s oil and gas operations, all of which are located in San Joaquin Basin region of California and which total $203,637.

The majority of the Company’s working capital as of March 31, 2013 is from advances from Avere Energy Corp. pursuant to the Farm-In Agreement dated November 13, 2012. While the Entity believes Avere Energy Corp. will be able to advance the Company further amounts required to complete the leasing and exploitation activities outlined in the Farm-In, there can be no assurance that Avere Energy Corp. will be able to do so. The failure to receive such advances would have a material adverse effect on the company.

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

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more-likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at March 31, 2013, and December 31, 2012.

Pursuant to the merger of the Company effective as of November 16, 2012, NAMOG is a C Corporation, and Lani LLC, a California Limited Liability company is an LLC and will remain an LLC.

As of March 31, 2013, the Company had Federal net operating loss of taxable income, which will expire after 2030. Interest and penalties on tax deficiencies are classified as income taxes in accordance with ASC Topic 740.

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

As of March 31, 2013 and December 31, 2012, based on information available, management consider all accounts receivable to be fully collectible, and, accordingly, no allowance for doubtful accounts has been recorded.

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

Earnings (Loss) Per Share

Earnings per share is calculated in accordance with FASB ASC No. 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding, which were 60,125,000 for the period ended March 31, 2013. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of March 31, 2013 and December 31, 2012.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated condensed financial statements to maintain consistency between periods presented. The reclassifications had no impact on net (loss) or stockholders’ equity (deficit).

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The company accumulated losses of $1,119,193 from Inception, through March 31, 2013. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. If the Company is unable to become profitable, the Company could be forced to discontinue operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company entered into a short-term loan with ASPS Energy Investments, Ltd., on September 7, 2012, for the principal sum of $50,000, with interest rate of 3%. The note is payable on September 6, 2013, when the outstanding amount of principal and interest is due in full.

On November 13, 2012, the Company entered into a Farm-In agreement with Avere Energy Corp (“Avere”), a wholly owned subsidiary of East West Petroleum Corp. According to the provisions of the agreement, Avere is to fund $300,000 for overhead, which shall be released on an as-needed basis. The Company shall return this funding to Avere from future production revenues or from investments from third parties, whichever comes first. At December 31, 2012 Avere funded $60,000 for overhead, and additional funding of $150,000 during the quarter ending March 31, 2013, for a cumulative total of $210,000.

Additionally, Avere has provided $1,300,000 to finance the drilling an exploratory well in exchange for a 25% working interest in the Tejon Extension.

Through the Farm-In Avere agreed to fund $347,500 in total to acquire the White Wolf Prospect in exchange for a 50% working interest. As of March 31, 2013 Lani secured 4,663 gross acres, 2,239 net acres, at an average cost per acre of $135.18. The total costs for the White Wolf leasing acquisition program was $358,318, with $120,051 expended for delay rents, and $238,267 in brokerage fees. Per the Farm-In Lani was to pay 100% of the costs for an additional 480 net acres, in addition to the 263 net acres held prior to the Farm-In. Lani and Avere Energy agreed to a formula providing an average cost per net acre listed above. Lani calculated its portion of the overall costs (using this average net acre cost) at $100,439. Avere Energy’s cost for the White wolf acquisitions was $257,880.

Also pursuant to the Farm-In, East West Petroleum Corp. agreed to purchase 5,000,000 shares of the Company’s common stock for $500,000 cash. This purchase occurred in December 2012. The Farm-In was amended on March 4, 2013 to correct the wording of Section 1.3(f) of the Farm-In that had indicated that a $500,000 purchase of common stock by East/West Petroleum Corp.at $.10 per share was to be exclusively used for White Wolf acquisition purchases. The amendment to the Farm-In allows for more flexibility of use of this capital to include further development on existing projects (including the Tejon Main Area and the Tejon Ranch Extension).

On February 1, 2013, the Company entered into a consulting contract with a Director, Cosimo Damiano. The consulting contract is for twelve months at a rate of $5,000 per month, and covers a variety of consulting activities in the management and operations of the Company. For the three (3) month period ending March 31, 2013 the Company incurred consulting fees totaling $15,000, $10,000 of which is included in accounts payable as of March 31, 2013, with ten (10) months remaining on this contract as of March 31, 2013.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The following table summarizes the change in the asset retirement obligation (“ARO”) for three months ended March 31, 2013 and 2012.

	For Three Months Ended
	March 31, 2013 (unaudited)	March 31, 2012 (unaudited)

Asset retirement obligation, beginning of period	$62,029	$-
Liabilities incurred from new drilling	-	-
Accretion expenses	1,562	-

Asset retirement obligation, end of period	$63,591	$-

The ARO reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company’s oil and gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. The ARO is calculated for Well 77-20, based on a cost to plug and abandon the well at $150,000. The ARO has been calculated using the Company’s share of 75% of the working interest in the leased property.

NOTE 5 – STOCKHOLDERS’ EQUITY STOCK COMPENSATION

The Company entered into a contract with PacSeis Inc. dated February 26, 2013 to purchase 37 square miles of seismic data covering the Tejon Extension Prospect and the Tejon Main Prospect. The agreement between parties was to license this data for a cash fee of $125,000 and 350,000 restricted stock options at an exercise price of $.70 per share.

The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 634%, risk free interest rate of 0.78%; and expected term of five years.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	-	-
Granted	350,000	0.70
Exercised	-	-
Cancelled/Expired	-	-
Outstanding at March 31, 2013	350,000	-
Exercisable at March 31, 2013	350,000	$0.70

NOTE 6 – OIL AND GAS PROPERTIES

As of March 31, 2013, we have capitalized $22,394 on Well 77-20, of which $16,319 is tangible assets. Overall, our oil and gas properties (due primarily to cost recoveries our White Wolf prospect from our Farm-In partner, Avere energy), had a decrease of $75,117 for the three months ended March 31, 2013.

Oil and gas properties consist of the following:

	Three months ending March 31, 2013 (unaudited)	December 31, 2012

Oil and Gas Property
Unproved Leaseholds	$142,230	$217,347
Asset Retirement Obligation	61,407	61,407

Total Oil and Gas Properties	$203,637	$278,754

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The majority of the Company’s working capital as of March 31, 2013 is from advances from Avere Energy Corp. While the Company believes Avere Energy Corp. will be able to advance the Company further amounts to cover general and administrative costs as provided for in the Farm-in agreement There can be no assurance that Avere Energy Corp. will be able to do so. The failure to receive such advances would have a material adverse effect on the company.

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

The Company has over 197 leaseholds in the San Joaquin Basin with three to five (5) year terms that expire through December, 2017. Future minimum lease commitments are as follows:

2013 - $62,538
2014 - $53,081
2015 - $48,867
2016 - $43,842
2017 - $12,909

Pursuant to the Farm-In, the Company is contingently liable for 100% of the asset retirement obligation related to Well 77-20 if the well proves to be incapable of producing oil or gas in commercial quantities. As previously mentioned, the ARO is calculated for Well 77-20 based on a cost to plug and abandon the well at $150,000. The ARO has been calculated using the Company’s share of 75% of the working interest in the leased property. This well has been suspended at March 31, 2013 and is undergoing evaluation to determine if additional testing is viable.

NOTE 8 – FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. A summary of furniture, fixtures, and equipment is as follows:

	March 31, 2013	December 31, 2012

Property & Equipment
Office Furniture	$2,564	$2,564
Computers	5,394	4,049
Subtotal Equipment	$7,958	$6,612
(Less): Accumulated Depreciation	(1,032)	(1,927)
Net Furniture, Fixtures and Equipment	$6,926	$4,685

NOTE 9 – SHAREHOLDER EQUITY

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “NAMG.”

Holders

As of the date of this report there were approximately 27 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends at the period ending March 31, 2013, and at December 31, 2012.

To the extent NAMOG has any earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 12, 2012, the Board of Directors of the Company approved and adopted the terms and provisions of a 2012 Stock Option Plan for the Company. An aggregate of 2,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options which may be granted under the 2012 Stock Option Plan. Stock Options have been issued under this plan. Please see Note 5.

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2013 Donald Boyd, Engineering Manager, and Robert Hoar, Geologist were terminated as full time personnel of Lani. On this same date, Lani entered into Consulting Agreements with Messrs.’ Boyd and Hoar. Each separate Agreement is for a fixed rate of $5,000 per month with a thirty (30) day termination clause.

On April 18, 2013, the Board of Directors formally approved the sale of 200,000 shares of the Company’s common stock for $.0001 to Gregory Renwick, a Director of the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-look statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Overview

We began oil and gas exploration in California in June 2011 through our subsidiary Lani. The Company is currently focused on our oil and natural gas exploration, exploitation and development operations on projects located in the San Joaquin Basin, California.

Lani drilled its inaugural exploratory well on the Tejon Ranch Extension on November 25, 2012. We completed drilling on Well 77-20 in December 2012. In the first quarter 2013 the Company tested seven (7) zones, suspending the well on February 13, 2013 to review data, secure seismic data over the leaseholds, and better determine possible future testing zones of the well. Five geological consultants are currently reviewing data from the previous testing, and analyzing purchased seismic data to determine which additional zones may be tested.

During the period ending March 31, 2013 the Company managed an aggressive acquisition program in the White Wolf prospect. Within a four (4) month period, the Company acquired additional leases in this prospect.

As of April 30, 2013, we owned interests in approximately 4,663 gross (2,339 net) acres in the White Wolf prospect, 2,874 gross (2,600 net) acres in the Tejon Main prospect, and 546 gross (44 net) acres in the Tejon Extension prospect.

The Company licensed seismic data over a thirty seven (37) mile area covering our Tejon Extension and Tejon Main prospect in February 2013. Consultants have begun the initial review of this data to provide feedback for future development of our prospects.

Consolidated Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues from Operations - Revenues for the three (3) month period ending March 31, 2013 and 2012 were $0 and $0 respectively.

Expenses from Continuing Operations - The Company incurred operating expenses of $711,337 for the three (3) month period ending March 31, 2013; an increase of $704,965 compared to $6,372 for the three (3) month period ending March 31, 2012. The operating expense increase was primarily due to an increase in geological and geophysical expenses for the purchase of a seismic data license covering thirty seven miles over two of the Company’s prospects, and increased general and administrative costs. This seismic license was based on $125,000 cash payment and $235,500 in stock based payments, Increased G & A included costs of NAMOG’s annual audit, tax accounting, and increased legal expense.

Other Income/Loss – For the three (3) month period ending March 31, 2013 and 2012 the Company had $0 other income. For the three (3) month period ending March 31, 2013 the Company had an increase in other expenses of ($5,650). This increase was due to California State tax franchise fees.

Liquidity – At March 31, 2013, the Company had a cash balance of $246,118 compared to March 31, 2012 where the Company had a cash balance of $31,800. This increase in cash is attributed to the November 13, 2012 Farm-in agreement with Avere Energy, and $500,000 cash attributed to the sale of 5,000,000 shares of common stock to East West Petroleum at $.10 per share.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company.

Based on current expectations, the Company believes that we are not sufficiently funded beyond June 2013. We do not have any firm commitments to raise additional capital nor is there any assurance sufficient capital will be available at acceptable terms.

The cash requirements of the Company may have a material impact on our liquidity. The reasons for this are:

The Company has only secured sufficient funds to maintain its current operations through June 30, 2013. There is an uncertainty as to whether the Company can maintain operations through the fourth quarter of 2013 without securing additional capital through cash raisings, or investor project participation; and there is no certainty that the Company can achieve profitable levels in the oil and gas exploration field, or that it will be able to raise additional capital through any means.

Critical Accounting Policies

Oil and Gas Accounting

Accounting for oil and gas exploratory activity is subject to special accounting rules unique to the oil and gas industry. The acquisition of geological and geophysical seismic information licensed for unproved acreage to assist in determining the desirability of drilling additional development wells within an area may be capitalized under the successful efforts method. These costs must meet the definition of development activities. Leasehold acquisition costs and exploratory well costs are capitalized on the balance sheet pending determination of whether proved oil and gas reserves have been discovered on the prospect.

Property Acquisition Costs

For individually significant leaseholds, management periodically assesses for impairment based on exploration and drilling efforts to date. For leasehold acquisition costs that individually are relatively small, management exercises judgment and determines a percentage probability that the prospect ultimately will fail to find proved oil and gas reserves and pools that leasehold information with others in the geographic area. For prospects in areas that have had limited, or no, previous exploratory drilling, the percentage probability of ultimate failure is normally judged to be quite high. This judgmental percentage is multiplied by the leasehold acquisition cost, and that product is divided by the contractual period of the leasehold to determine a periodic leasehold impairment charge that is reported in exploration expense.

This judgmental probability percentage is reassessed and adjusted throughout the contractual period of the leasehold based on favorable or unfavorable exploratory activity on the leasehold or on adjacent leaseholds, and leasehold impairment amortization expense is adjusted prospectively. Management periodically assesses individually significant leaseholds for impairment based on the results of exploration and drilling efforts and the outlook for project commercialization.

Exploratory Costs

For exploratory wells, drilling costs are temporarily capitalized, or “suspended,” on the balance sheet, pending a determination of whether potentially economic oil and gas reserves have been discovered by the drilling effort to justify completion of the find as a producing well. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made. The accounting notion of “sufficient progress” is a judgmental area, but the accounting rules do prohibit continued capitalization of suspended well costs on the mere chance that future market conditions will improve or new technologies will be found that would make the project’s development economically profitable. Often, the ability to move the project into the development phase and record proved reserves is dependent on obtaining permits and government or co-venturer approvals, the timing of which is ultimately beyond our control. Exploratory well costs remain suspended as long as we are actively pursuing such approvals and permits, and believe they will be obtained. Once all required approvals and permits have been obtained, the projects are moved into the development phase, and the oil and gas reserves are designated as proved reserves. Once a determination is made the well did not encounter potentially economic oil and gas quantities, the well costs are expensed as a dry hole and reported in exploration expense.

Management reviews suspended well balances quarterly, continuously monitors the results of the additional appraisal drilling and seismic work, and expenses the suspended well costs as a dry hole when it determines the potential field does not warrant further investment in the near term. Criteria utilized in making this determination include evaluation of the reservoir characteristics and hydrocarbon properties, expected development costs, ability to apply existing technology to produce the reserves, fiscal terms, regulations or contract negotiations, and our required return on investment.

Proved Reserves

Engineering estimates of the quantities of proved reserves are inherently imprecise and represent only approximate amounts because of the judgments involved in developing such information. Reserve estimates are based on geological and engineering assessments of in-place hydrocarbon volumes, the production plan, historical extraction recovery and processing yield factors, installed plant operating capacity and operating approval limits. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data and the efficiency of extracting and processing the hydrocarbons.

Despite the inherent imprecision in these engineering estimates, accounting rules require disclosure of “proved” reserve estimates due to the importance of these estimates to better understand the perceived value and future cash flows of a company’s E&P operations. There are several authoritative guidelines regarding the engineering criteria that must be met before estimated reserves can be designated as “proved

At March 31, 2013 the Company does not have any Proved Reserves.

Asset Retirement Obligations

Under various contracts, permits and regulations, we have material legal obligations to remove tangible equipment and plug wells at the end of operations at operational sites. The fair values of obligations for dismantling and removing these facilities are accrued at the installation of the asset based on estimated discounted costs. Estimating the future asset removal costs necessary for this accounting calculation is difficult. Most of these removal obligations are many years, or decades, in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. Asset removal technologies and costs, regulatory and other compliance considerations, expenditure timing, and other inputs into valuation of the obligation, including discount and inflation rates, are also subject to change.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

 Item 4.    Controls and Procedures. Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal controls over financial reporting and material weakness previously identified

For the year ended December 31, 2012, the Company reported three material weaknesses with regard to its internal controls over financial reporting:

•	Insufficient documentation of transactions and retention of appropriate documentation to support reported transaction
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The above material weaknesses could result in misstatements of accounting for unusual and non-routine transactions and certain financial statement accounts, including, but not limited to the aforementioned accounts and disclosures that would result in a material misstatement in the Company’s annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A.  Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
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

NORTH AMERICAN OIL & GAS CORP.

Date: May 20, 2013	By:	/s/ Robert Rosenthal
Robert Rosenthal
Chief Executive Officer

Date: May 20, 2013	By:	/s/ Linda Gassaway
Linda Gassaway
Chief Financial Officer