Form 10-Q
period 2013-06-30
North American Oil & Gas Corp.
filed 2013-08-12
CIK 1515635

UNITED STATES
Securities and exchange commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______TO _______

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

As of August 9, 2013, there were 60,325,000 shares of registrant’s common stock outstanding.

NORTH AMERICAN OIL & GAS CORP.

Table of Contents

PART I. FINANCIAL INFORMATION

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$39,113	$578,928
Restricted Cash	46,065	937,067
Accounts Receivable	157	4,770
Prepaid Expenses	1,655	4,140
Total Current Assets	86,991	1,524,905

Unproved Oil and Gas Properties, Successful Efforts method	235,909	278,754
Furniture, Fixtures, and Equipment, Net	5,953	4,685
Deposits	21,300	21,300

Total Non-current Assets	263,162	304,740
TOTAL ASSETS	$350,153	$1,829,645

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$66,763	$608,550
Accounts Payable - Related Party	300,000	60,000
Advance from Working Interest Owner	125,813	736,991
Other Current Liabilities	86,616	-
Note Payable - Related party	50,000	50,000

Total Current Liabilities	629,192	1,455,542

Long-term Liabilities
Asset Retirement Obligation	95,771	62,029
Total Liabilities	724,965	1,517,571

Commitments and Contingencies

Shareholders' Equity (Deficit)
Common Stock: $0.001 par value; 200,000,000 shares authorized; 60,325,000(1) shares issued and outstanding and 60,125,000 shares issued and outstanding, respectively	60,325	60,125
Preferred Stock; 25,000,000 authorized; zero issued	-	-
Additional paid-in capital	1,010,148	654,155
(Deficit) Accumulated During the Development Stage	(1,445,284)	(402,206)

Total Shareholders' Equity (Deficit)	(374,811)	312,074

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$350,153	$1,829,645

The accompanying notes are an integral part of these unaudited consolidated financial statements

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Period from Inception June 20, 2011 Through
	2013	2012	2013	2012	June 30, 2013

Total Revenue	-	-	-	-	-

Expenses
Exploration & Leasehold Costs	47,662	11,476	410,202	13,697	608,636
Management and Consulting	39,980	2,000	54,980	3,000	156,754
General and Administration	236,848	14,278	569,046	17,429	791,338
Depreciation	39	57	78	57	2,005
Accretion on Asset Retirement Obligation	1,562	-	3,123	-	3,745

Total Expenses	326,091	27,811	1,037,428	34,183	1,562,477

Other Income (Expense)
Other Expenses	-	-	5,650	-	(6,617)
Gain on Sale of Oil and Gas Properties	-	-	-	-	123,476

Total Other Income (Expense)	-	-	5,650	-	116,859

Net (Loss)	$(326,091)	$(27,811)	$(1,043,078)	$(34,183)	$(1,445,618)

(Loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted average number of shares outstanding	60,287,222	24,300,000	62,206,111	24,300,000	35,535,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,		Cumulative Period from Inception June 20, 2011 through June 30,
	2013	2012	2013

Cash Flows from Operating Activities:
Net (Loss)	$(1,043,078)	$(34,184)	$(1,440,516)
Adjustments to Reconcile Net (Loss) to Net Cash
(Used in) Operating Activities:
Depreciation expense	78	-	2,005
Accretion expense	3,123	-	3,745
(Gain) on sale of oil & gas properties	-	-	(125,813)
Stock based compensation	356,173	-	331,605
Changes in Assets and Liabilities:		-
(Increase)/Decrease in accounts receivable	4,613	-	(157)
(Increase)/Decrease in prepaids and other assets	2,484	-	(22,956)
Increase/(Decrease) in accrued expenses	86,616	(448)	86,616
Increase/(Decrease) in accounts payable	(541,786)	(33,151)	9,015
Increase/(Decrease) in accounts payable - related party	240,000	-	300,000
Net Cash (Used in) Operating Activities	(891,776)	(67,783)	(772,659)
Cash Flows from Investing Activities:
(Purchase) of oil and gas property	(537,715)	(22,166)	(1,663,999)
Prospect Fees	-	125,000	200,000
Proceeds from the sale of oil & gas properties	-	-	-
(Purchase) of furniture, fixtures and equipment	(1,345)	(4,954)	(7,958)
(Increase) / Decrease in restricted cash	891,002	-	(46,065)
Net Cash Provided by (Used in) Investing Activities	351,942	97,880	(1,518,022)

Cash Flows from Financing Activities:
Proceeds from the sale of common stock	20	-	500,100
Contributions	-	50,000	213,874
(Distributions)	-	(109,180)	(134,180)
Advances From working interest owner	-	-	1,700,000
Proceeds from related party notes	-	105,000	50,000
Net Cash Provided by (Used In) Financing Activities	20	45,820	2,329,794
Net Increase (Decrease) in Cash and Cash Equivalents	(539,814)	75,917	39,113
Cash and Cash Equivalents at the Beginning of the Period	578,927	34,911	-
Cash and Cash Equivalents at the End of the Period	$39,113	$110,828	$39,113
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Recovery of Oil and Gas Property	$75,117	$-	$75,117
Asset Retirement Obligation	30,619	-	$92,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2012 annual report on Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The company accumulated losses of $1,445,284 from Inception through June 30, 2013. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing, and succeed in its future operations. If the Company is unable to become profitable, the Company could be forced to discontinue operations.

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

On November 13, 2012, the Company entered into a Farm-In agreement with Avere Energy Corp (“Avere”), a wholly owned subsidiary of East West Petroleum Corp. According to the provisions of the agreement, Avere is to fund $300,000 for overhead, which was released on an as-needed basis. The Company shall return this funding to Avere from future production revenues or from investments from third parties, minus any realized overhead per the Joint Operating Agreement, whichever comes first. At December 31, 2012 Avere funded $60,000 for overhead, and additional funding of $240,000 from January 1, 2013 through the quarter ending June 30, 2013, bringing the total funded to $300,000.

Additionally, Avere has provided $1,300,000 to finance the drilling of Well 77-20 in exchange for a 25% working interest in the Tejon Extension. Well 77-20 has been drilled, and is currently shut in while reviewing additional testing possibilities.

Through the Farm-In, Avere agreed to fund $347,500 in total to acquire the White Wolf Prospect in exchange for a 50% working interest. As of June 30, 2013, Lani through an aggressive acquisition program secured 4,663 gross acres, 2,239 net acres, at an average cost per acre of $135.18. The total costs for the White Wolf leasing acquisition program to through June 30, 2013 is $382,907, with $120,051 expended for delay rents, and $262,856 expended in brokerage fees . Per the farm-in Lani was to secure an additional 483 net acres at 100% Lani cost. Through June 30, 2013 $91,806 of White Wolf acquisition cost has been capitalized on NAMOGs balance sheet.

On February 1, 2013, the Company entered into a consulting contract with a Board Director, Cosimo Damiano. The consulting contract is for twelve months at a rate of $5,000 per month, and covers a variety of consulting activities in the management and operations of the Company. For the six (6) month period ending June 30, 2013 the Company incurred consulting fees totaling $15,000, $10,000 of which is included in accounts payable as of June 30, 2013, with nine (9) months remaining on this contract as of June 30, 2013.

On April 1, 2013 Donald Boyd, Operations Manager, and Robert Skerry Hoar, Managing Geologist, agreed to termination of their services as full time employees, and signed Consulting Agreement contracts with the Company. The contracts stipulate $5,000 per month fixed compensation for consulting services in the ongoing operations of Lani.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The following table summarizes the change in the asset retirement obligation (“ARO”) for six months ended June 30, 2013 and 2012.

	For Six Months Ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)

Asset retirement obligation, beginning of period	$62,029	$-
Liabilities incurred from new drilling	-	61,407
Revisions of estimated cash flows	30,619
Accretion expenses	3,123	622

Asset retirement obligation, end of period	$95,771	$62,029

The ARO reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company’s oil and gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. The ARO is calculated for Well 77-20, based on a cost to plug and abandon the well at $150,000. The ARO has been calculated using the Company’s share at 75% of the working interest in the leased property.

NOTE 5 – STOCK OPTIONS

The Company awarded Linda Gassaway, Chief Financial Officer, 500,000 shares of stock options on April 1, 2013. The restricted stock options were offered at an exercise price of $.80 per share, and will vest one year from date of grant.

The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 665%, risk free interest rate of 0.78%; and expected term of five and one half years.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value	Weighted Average Exercise Price

Outstanding at January 1, 2013	-	-		-
Granted(1)	850,000	9.76		$0.76
Exercised	-	-		-
Cancelled/Expired	-	-		-
Outstanding at June 30, 2013	850,000	9.76		$0.76
Vested and Exercisable at June 30, 2013	350,000			$0.70

(1) Includes 350,000 options  granted to PacSeis February 18, 2013, and options granted to Linda Gassaway, Chief Financial Officer of NAMG April 1, 2013

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	(unaudited)

Risk-free interest rate(1)	0.78%	-
Expected life (in years)(2)	5.25	-
Expected volatility(3)	255.02%	-
Dividend yield	-	-

(1) The Risk Free Rate is a 5 Year Treasury rate.
(2) The expected life (in years) is based on the simplified method: Expected term = ((vesting term + original contractual term)/2).
(3) The expected volatility is based on the volatility weighted average of stock options

During the six months ended June 30, 2013, the Company recorded stock-based compensation of $356,173 and $61,492, respectively, as general and administrative expenses, and G & G Services. At June 30, 2013 the weighted average remaining life of the stock options is 5.25 years. The unamortized amount of stock-based compensation at June 30, 2013 was $276,714. This cost is expected to be recognized over the next three fiscal quarters.

NOTE 6 – SUBSEQUENT EVENTS

On July 31, 2013, Lani LLC and Avere Energy Corp. entered into an agreement wherein Avere/EWP will advance to Solimar Energy LLC, by wire transfer, Lani/NAOG’s (“NAMG”) $125,000 to acquire an additional 18.75% interest of 100% right, title and interest in the Tejon Main prospect. For consideration of this payment on behalf of Lani, Lani will pay Avere/EWP $140,000 within five days following (a) the closing of a private or public offering of its securities, (b) from any other fund raising or farm out initiative, or (c) revenue from any Lani/NAMG production or asset sales, whichever comes first. In the event Solimar relinquishes its retained interest in the Tejon Main area leases pursuant to the terms of the JOA, the interest relinquished shall be acquired by Lani/NAMG 40%, Avere/EWP 60%. In the event Lani is unable to continue as a going concern and operator, Lani will assign Avere its 40% interest in the Tejon Main area at no cost to Avere.

Effective July 31, 2013 Lani, Avere Energy Corp. and Solimar Energy LLC amended the Joint Operating Agreement of the Tejon Main Lease area (effective November 13, 2013) to the follows:

1)	Removal of Solimar Energy LLC and operators,
2)	Lani assumes all rights as operator for deep and ‘shallow’ depths,
3)	As of the date of the amended JOA, Avere and Solimar shall be non-operators under the JOA, and,
4)
Amending Article VIII, Section D, to add a new paragraph agreeing that all parties are prohibited from farming out, selling or otherwise divesting less than 10% of 100% of their rights title and interest in the leases prior to a discovery well being drilled on the leases.

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

Overview

We began oil and gas exploration in California in June 2011 through our subsidiary Lani. The Company is currently focused on our oil and natural gas exploration, exploitation and development operations on projects located in the San Joaquin Basin, California; specifically our Tejon Main prospect, Tejon Extension prospect, and White Wolf project.

Lani drilled its inaugural exploratory well on the Tejon Ranch Extension on November 25, 2012. We completed drilling on Well 77-20 in December 2012. In the first quarter 2013 the Company tested seven (7) zones, suspending the well on February 13, 2013 to review data, secure seismic data over the leaseholds, and better determine possible future testing zones of the well. Five geological consultants have reviewed the data from the previous testing, and analyzed purchased seismic data to determine which additional zones may be tested. Lani has budgeted to reopen the Well 77-20 third quarter 2013 for further testing at a budgeted cost of Lani’s share at $100,000. This testing, however, is predicated on the Company’s ability to raise sufficient capital to proceed.

During the period ending June 30, 2013 the Company managed an aggressive acquisition program in the White Wolf prospect. Within a six (6) month period, the Company acquired additional leases in this prospect.

As of April 30, 2013, we owned interests in approximately 4,663 gross (2,339 net) acres in the White Wolf prospect, 2,874 gross (2,600 net) acres in the Tejon Main prospect, and 546 gross (246 net) acres in the Tejon Extension prospect.

The Company licensed seismic data over a thirty-seven (37) mile area covering our Tejon Extension and Tejon Main prospect in February 2013. Consultants have reviewed the data, and in the scope of this review, located approximately fourteen (14) prospects for further evaluation.

The Company has budgeted to drill a well on the Tejon Main prospect, subject to available funding in mid-2014 subject to the Company’s ability to raise sufficient capital to fund the project.

Projects in the next 12 months, subject to raising the capital requirements:

Subject to obtaining additional financing, the following drilling and testing may be pursued. The projects and our share of the estimated costs are listed below:

Estimated cost based on expected participating working interest.

Project	Current WI%	No. Wells	Procedure	Est. Cost

Tejon Main	40%	1	New Drill	$2.5MM
Tejon Extension	75%	1	New Drill	$1.0MM

Consolidated Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Expenses from Operations - The Company incurred operating expenses of $1,037,428 for the six (6) month period ending June 30, 2013; an increase of $1,003,245 compared to $34,183 for the six (6) month period ending June 30, 2012. The operating expense increase was primarily due to an increase in exploration and leasehold costs, as well as a general increase in overall general and administrative costs associated with running a public company, including additional wages and salaries.

Other Income/Loss – For the six (6) month period ending June 30, 2013 the Company had an increase in other expenses of ($5,650). This increase was due to California State tax franchise fees.

Liquidity – At June 30, 2013, the Company had a cash balance of $85,178, which includes restricted cash of $46,065, compared to June 30, 2012 where the Company had a cash balance of $110,828. This decrease in cash is attributed to general and administrative costs associated with running a public company, as well as an increase in acquisition costs related to the White Wolf prospect, and Lani’s share of drilling Well 77-20.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company.

Based on current expectations, Lani believes that we are not sufficiently funded beyond July 2013. We do not have any firm commitments to raise additional capital nor is there any assurance sufficient capital will be available at acceptable terms.

The cash requirements of the Company may have a material impact on our liquidity. The reasons for this are:

The Company has only secured sufficient funds to maintain its current operations through July, 2013. There is an uncertainty as to whether the Company can maintain operations through the third quarter of 2013 without securing additional capital through cash raisings, or investor project participation; and there is no certainty that the Company can achieve profitable levels in the oil and gas exploration field, or that it will be able to raise additional capital through any means.

Consolidated Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Expenses from Operations - The Company incurred operating expenses of $326,091 for the three (3) month period ending June 30, 2013; an increase of $298,280 compared to $27,811 for the three (3) month period ending June 30, 2012. The operating expense increase was primarily due to an increase in general and administrative costs.

Other Income/Loss – For the three (3) month period ending June 30, 2013 and 2012 the Company had $0 other income.

Liquidity – At June 30, 2013, the Company had a cash balance of $85,177compared to June 30, 2012 where the Company had a cash balance of $110,828.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $85,177, which includes restricted cash of $46,065. We believe this amount is not sufficient to fund our general and administrative costs past July, 2013. We do not currently have the financing in order to carry out our projected 12-month plan of operations. We will rely on external sources of capital in order to continue to fund the Company’s general and administrative costs, as well as external sources of capital to fund our capital projects.

Net Cash Used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2013 was $891,776 compared to $67,784 used in operating activities in the six months ended June 30, 2012. The increase in cash used in operating activities was primarily due to a reduction in accounts payable from payment of expenses.

Cash Flows Used In Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2013 was $351,942 compared to cash used in investing activities of $97,880 in the six months ended June 30, 2012. The costs for both periods relate to our oil and gas acquisitions and development.

Cash Flows From Financing Activities

Cash provided by financing activities for the six months ended June 30, 2013 was $20 compared to $45,820 provided in the six months ended June 30, 2012. The $45,820 in financing activities was a result of contributions and distributions from member’s and other pre-merger short-term loans

Critical Accounting Policies

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

Despite the inherent imprecision in these engineering estimates, accounting rules require disclosure of “proved” reserve estimates due to the importance of these estimates to better understand the perceived value and future cash flows of a company’s E&P operations. There are several authoritative guidelines regarding the engineering criteria that must be met before estimated reserves can be designated as “proved

At June 30, 2013 the Company does not have any Proved Reserves.

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

Changes in internal control over financial reporting.

There were moderate changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, although these have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A.  Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

10.01	Agreement Between Lani LLC and Avere Energy Corp. July 31, 2013

10.02	Amendment to Joint Operating Agreement

10.03	Agreement to purchase & Sell Leases Tejon Area

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

NORTH AMERICAN OIL & GAS CORP.

Date: August 12, 2013	By:	/s/ Robert Rosenthal
Robert Rosenthal
Chief Executive Officer

Date: August 12, 2013	By:	/s/ Linda Gassaway
Linda Gassaway
Chief Financial Officer