Form 10-Q
period 2013-09-30
North American Oil & Gas Corp.
filed 2013-11-12
CIK 1515635

UNITED STATES
Securities and exchange commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of September 30, 2013, there were 60,606,250 shares of registrant’s common stock outstanding.

NORTH AMERICAN OIL & GAS CORP.

PART I: FINANCIAL INFORMATION

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current Assets
Cash and Cash Equivalents	$5,440	$578,928
Restricted Cash	21,058	937,067
Accounts Receivable	329	4,770
Prepaid Expenses	414	4,140
Total Current Assets	27,241	1,524,905
Oil and Gas Properties, Successful Efforts method, Net	470,538	278,754
Furniture, Fixtures, and Equipment, Net	5,915	4,685
Deposits	21,300	21,300
Total Non-current Assets	497,753	304,740

TOTAL ASSETS	$524,994	$1,829,645
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$179,547	$608,550
Accounts Payable - Related Party	207,051	60,000
Advance from Working Interest Owner	85,779	736,991
Other Current Liabilities	129,676	-
Note Payable - Related party	50,000	50,000
Total Current Liabilities	652,053	1,455,542

Long-term Liabilities
Asset Retirement Obligation	101,778	62,029
Total Liabilities	753,831	1,517,571

Shareholders' Equity (Deficit)
Common Stock: $0.001 par value; 200,000,000 shares authorized; 60,606,250 shares issued and outstanding, respectively	60,606	60,125
Preferred Stock; 25,000,000 authorized; zero issued	-	-
Additional paid-in capital	1,326,808	654,155
(Deficit) Accumulated During the Development Stage	(1,616,251)	(402,206)
Total Shareholders' Equity (Deficit)	(228,837)	312,074
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$524,994	$1,829,645

The accompanying notes are an integral part of these unaudited consolidated financial statements

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative Period from Inception June 20, 2011 Through September 30,
	2013	2012	2013	2012	2013

Total Revenue	-	-	-	-	-

Expenses
Exploration & Leasehold Costs	19,409	66,043	429,611	79,739	628,045
Management and Consulting	7,000	250	61,980	3,250	163,754
General and Administration	138,927	34,825	707,973	52,254	930,265
Depreciation	39	171	117	228	2,043
Accretion on Asset Retirement Obligation	3,991	-	7,114	-	7,736

Total Expenses	169,366	101,289	1,206,795	135,471	1,731,843

Other Income (Expense)
Other Expenses	(1,600)	(800)	(7,250)	(800)	(7,884)
Gain on Sale of Oil and Gas Properties	-	50,503	-	50,503	123,476

Total Other Income (Expense)	(1,600)	49,703	(7,250)	49,703	115,593

Net (Loss)	$(170,996)	$(51,586)	$(1,214,045)	$(85,768)	$(1,616,251)

(Loss) per common share	$(0.00)	$(0.00)	$(0.02)	$(0.00)	$(0.03)

Weighted average number of shares outstanding	60,468,682	24,300,00	60,294,299	24,300,00	50,288,989

The accompanying notes are an integral part of these unaudited consolidated financial statements

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,		Cumulative Period from Inception June 20, 2011 through September 30,
	2013	2012	2013

Cash Flows from Operating Activities:
Net (Loss)	$(1,214,045)	$(85,768)	$(1,616,251)
Adjustments to Reconcile Net (Loss) to Net Cash
(Used in) Operating Activities:
Depreciation expense	116	228	2,043
Accretion expense	7,114	-	7,736
(Gain) on sale of oil & gas properties	-	-	(123,476)
Stock based compensation	448,114	-	528,331
Changes in Assets and Liabilities:
(Increase)/Decrease in accounts receivable	4,441	-	(329)
(Increase)/ Decrease in prepaids and other assets	3,726	1,454	(21,714)
Increase/ (Decrease) in accrued expenses	129,676	(144,547)	129,676
Increase/(Decrease) in accounts payable	(429,004)	(38,685)	103,241
Increase/(Decrease) in accounts payable - related party	147,051	-	207,051
Net Cash (Used in) Operating Activities	(902,811)	(267,318)	(783,692)
Cash Flows from Investing Activities:
(Purchase) of oil and gas property	(810,363)	(1,589)	(1,936,646)
Proceeds from the sale of oil & gas properties	-	104,587	200,000
(Purchase) of furniture, fixtures and equipment	(1,343)	(5,010)	(7,958)
Restricted Cash	916,009	-	(21,058)
Net Cash Provided by (Used in) Investing Activities	104,303	97,988	(1,765,662)

Cash Flows from Financing Activities:
Proceeds from the sale of common stock	225,020	-	725,100
Contributions	-	166,700	213,874
(Distributions)	-	(109,180)	(134,180)
Advances From working interest owner	-	300,000	1,700,000
Proceeds from related party notes	-	50,000	50,000
Net Cash Provided by (Used In) Financing Activities	225,020	407,520	2,554,794
Net Increase (Decrease) in Cash and Cash Equivalents	(573,487)	238,189	5,440
Cash and Cash Equivalents at the Beginning of the Period	578,927	34,911	-
Cash and Cash Equivalents at the End of the Period	$5,440	$273,100	$5,440

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Recovery of Oil and Gas Property	$75,117	-	$75,117
Asset Retirement Obligation	$(32,635)	-	$(94,042)

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

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statement balances have been made to conform to current reporting practices.

Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements as reported in the 2012 annual report on Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The company accumulated losses of $1,616,251from Inception through September 30, 2013. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company entered into a short-term loan with ASPS Energy Investments, Ltd., on September 7, 2012, for the principal sum of $50,000, with interest rate of 3%.  The note was payable on September 6, 2013, when the outstanding amount of principal and interest was due in full. The Company is negotiating with ASPS Energy Investments, Ltd. to extend the due date on this loan for three (3) months.

On November 13, 2012, the Company entered into a Farm-In agreement with Avere Energy Corp (“Avere”), a wholly owned subsidiary of East West Petroleum Corp. According to the provisions of the agreement, Avere was to fund $300,000 for overhead, which was funded at 100% as of May 1, 2013. The Company shall return this funding to Avere from future production revenues or from investments from third parties, minus any realized overhead per the Joint Operating Agreement, whichever comes first.  At September 30, 2013 the Company has realized overhead costs per the JOA in the amount of $92,949 thereby reducing the loan to $207,051.

Additionally, Avere has provided $1,300,000 to finance the drilling of Well 77-20 in exchange for a 25% working interest in the Tejon Extension. Well 77-20 has been drilled, and is currently shut in while reviewing additional testing possibilities.

Through the Farm-In agreement Avere is to fund $347,500 in total to acquire the White Wolf Prospect in exchange for a 50% working interest. As of September 30, 2013 Lani secured 4,663 gross acres, 2,239 net acres, at an average cost per net acre of $135.18. The total costs for the White Wolf leasing acquisition program to date is $365,904, with $88,904 expended for delay rents, and $277,000 expended in brokerage fees.

On February 1, 2013, the Company entered into a consulting contract with a Board Director, Cosimo Damiano. The consulting contract is for twelve months at a rate of $5,000 per month, and covers a variety of consulting activities in the management and operations of the Company. For the nine (9) month period ending September 30, 2013 the Company incurred consulting fees totaling $20,000, $10,000 of which is included in accounts payable as of September 30, 2013, with eight (8) months remaining on this contract as of September 30, 2013.

On April 1, 2013 Donald Boyd, Operations Manager, and Robert Skerry Hoar, Managing Geologist, agreed to termination or services as full time employees, and signed Consulting Agreement contracts with the Company this same date. The contracts stipulate $5,000 per month fixed compensation for consulting services in the ongoing operations of Lani.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The following table summarizes the change in the asset retirement obligation (“ARO”) for nine (9) months ended September 30, 2013 and 2012.

	September 30, 2013	September 30, 2012

Asset retirement obligation, beginning of period	$62,029	$-
Adjustments to Original ARO Asset	30,619	-
Liabilities incurred from acquisitions	2,016	-
Accretion expenses	7,114	-

Asset retirement obligation, end of period	$101,778	$-

The ARO reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company’s oil and gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. The ARO is calculated for Well 77-20, based on a cost to plug and abandon the well at $150,000. The ARO has been calculated using the Company’s share at 75% of the working interest in the leased property. An adjustment to the ARO Asset estimate was made in 2013 adding $30,619 to the original estimate. An additional $2,016 in ARO asset and liability was recognized due to acquisitions made during the period.

NOTE 5 – COMMON STOCK

The company issued 200,000 shares of common stock to Gregory Renwick, Director, for $20.00. On August 14, 2013, the Company issued 281,250 shares of common stock to Springhouse Investments Corp., a Canadian corporation, for $225,000.

NOTE 6 – STOCK OPTIONS

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

A summary of the Company’s stock option activity and related information is as follows:

NORTH AMERICAN OIL & GAS CORP.
Options Outstanding

	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted Average Exercise Price
Outstanding at January 1, 2013
Granted(1)	850,000	5.00	$0.76
Exercised	-		-
Cancelled/Expired	-		-
Outstanding at September 30, 2013	850,000		-

Vested and Exercisable at June 30, 2013	350,000		$0.70

(1) Includes 350,000 options granted to PacSeis February 18, 2013, and options granted to Linda Gassaway, Chief Financial Officer of NAMG April 1, 2013

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

	Nine Month Ended September 30, 2013	Year Ended December 31, 2012
	(unaudited)
Risk-free interest rate(1)	0.78	-
Expected life (in years)(2)	5.00	-
Expected volatility(3)	665.24%	-
Dividend yield	-	-
Weighted-average estimated fair value of options granted during the period	0.76	-

(1) The Risk Free Rate is a 5 Year Treasury rate.
(2) The expected life (in years) is based on the simplified method: Expected term = ((vesting term + original contractual term)/2).
(3) The expected volatility is based on the volatility weighted average of stock options

During the nine months ended September 30, 2013, the Company recorded stock-based compensation of $235,550 and $188,113, respectively, as general and administrative expenses, and G & G Services. At September 30, 2013 the weighted average remaining life of the stock options is 5.00 years. The unamortized amount of stock-based compensation at September 30, 2013 is $184,179. This cost will be recognized over the next two fiscal quarters.

NOTE 7 – SUSBSEQUENT EVENTS

On October 16, 2013, the Company entered into a Stock Purchase Agreement with Oel und Erdgazforshung AG, a German Corporation, for the sale and issuance of 246,914 shares of the Company’s common stock for a purchase price of $200,000, and warrants to purchase an aggregate of 96,618 shares of Common Stock, at an exercise price of $1.04 per share. The Warrants are exercisable immediately and expire October 10, 2016.

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

Overview

We began oil and gas exploration in California in June 2011 through our subsidiary Lani. The Company is currently focused on our oil and natural gas exploration, exploitation and development operations in projects located in the San Joaquin Basin, California; specifically our Tejon Main prospect, Tejon Extension prospect, and White Wolf project.

Lani drilled its inaugural exploratory well on the Tejon Ranch Extension on November 25, 2012. We completed drilling on Well 77-20 in December 2012. In the first quarter 2013 the Company tested seven (7) zones, suspending the well on February 13, 2013 to review data, secure seismic data over the leaseholds, and better determine possible future testing zones of the well.

The Company licensed seismic data over a 3,429 gross acres (2,946 net acres) over our Tejon Extension and Tejon Main prospect in February 2013. Consulting geologists completed an exhaustive analysis on this 3D survey in September 2013. We have finished the mapping and volumetric analysis of the 14 prospects previously identified. We have further refined the extent of, and reducing the associated technical risk of these prospects. This work will allow the Company to prioritize its prospect inventory in terms of geologic risk, resource potential, drilling difficulty and permitting issues.

The prospects include 5 target horizons; the Eocene, Vedder, Jv, Olcese, Reserve and Transition Zone. The 3D interpretation shows traps that were untested in the previous drilling campaign because we did not have this data to drive the Company’s development programs.

This seismic evaluation also indicated new targeted zones to test in our shut-in Well 77-20.  Lani has budgeted to reopen the Well 77-20 late fourth quarter 2013 for further testing at a budgeted cost of Lani’s share at $100,000. This testing, however, is predicated on the Company’s ability to raise sufficient capital to proceed.

Based on the finding in the 3D evaluation, the Company has budgeted to drill a well on the Tejon Main prospect, subject to available funding in mid-2014 subject to the Company’s ability to raise sufficient capital to fund the project. The Company has started the permitting process of five wells.

During the period ending September 30, 2013 the Company oversaw an aggressive acquisition program in the White Wolf prospect. Within the first six months of this period, the Company acquired additional leases in this prospect totaling approximately 1,156 gross, and 1,054 net acres in this prospect.

Lani owns interests in approximately 4,663 gross (2,339 net) acres in the White Wolf prospect, 2,874 gross (2,600 net) acres in the Tejon Main prospect, and 546 gross (246 net) acres in the Tejon Extension prospect.

Projects in the next 12 months, subject to raising the capital requirements:

Subject to obtaining additional financing, the following drilling and testing may be pursued. The projects and our share of the estimated costs are listed below:

Estimated cost based on expected participating working interest.

Project	Current WI%	No. Wells	Procedure	Est. Net Cost

Tejon Main	40%	1	New Drill	$2.5MM
Tejon Extension	75%	1	New Drill	$1.0MM

Consolidated Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues from Operations - The Company had no revenues for the nine-month periods ending September 30, 2013 and 2012.

Expenses from Operations - The Company incurred operating expenses of $1,206,795 for the nine month period ending June 30, 2013; an increase of $1,071,324 compared to $135,471 for the nine month period ending September 30, 2012. The operating expense increase is largely due to three factors: 1) additional payroll costs of over $500,000 (including stock-based compensation), 2) increased G & G Services basically comprised of the seismic data purchase of over $400,000, and 3) the addition of corporate expenditures of over $200,000.

Other Income/Loss – For the nine-month period ending September 30, 2013 the Company had $0 other income, compared to the nine-month period ending September 30, 2013, when the Company recognized a gain on sale of Oil & Gas properties of $50,503. For the nine-month period ending September 30, 2013 the Company had an increase in other expenses of $6,450. This increase was due to additional California State franchise tax fees.

Liquidity – At September 30, 2013, the Company had a cash balance of $25,598, which includes $21,058 of restricted cash, compared to September 30, 2012 where the Company had a cash balance of $273,100. This decrease in cash is attributed to the increased operating costs listed in the previous paragraph, increased lease acquisition costs relating to our White Wolf prospect, Lani’s share of drilling Well 77-20, and purchase of additional working interest and operatorship in the Tejon Main prospect.

Over the Company’s history, we have lacked liquidity; a result of insufficient financing alternatives currently available to the Company.

Based on the Company’s current expectations, and, along with subsequent events involving stock purchase, we believe that we are only sufficiently funded through November 2013. We do not have any firm commitments to raise additional capital nor is there any assurance sufficient capital will be available at acceptable terms.

The cash requirements of the Company may have a material impact on our liquidity. The reasons for this are:

The Company has only secured sufficient funds to maintain its current operations through November 2013. There is an uncertainty as to whether the Company can maintain operations through the fourth quarter of 2013 without securing additional capital through cash raisings, or investor project participation; and there is no certainty that the Company can achieve profitable levels in the oil and gas exploration field, or that it will be able to raise additional capital through any means.

Consolidated Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues from Operations - The Company had no revenues for the three-month periods ending September 30, 2013 and 2012.

Expenses from Operations - The Company incurred operating expenses of $169,366 for the three-month period ending September 30, 2013; an increase of $68,077 compared to $101,289 for the three-month period ending September 30, 2012. The operating expense increase was primarily due to an increase from stock-based compensation.

Other Income/Loss – For the three-month period ending September 30, 2013 the Company had $0 other income, compared to the three-month period ending September 30, 2012, when the Company recognized a gain on sale Oil & Gas Properties of $50,503.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $26,498 (including $21,058 of restricted cash). We believe this amount is not sufficient to fund our general and administrative costs past November 2013. We do not currently have the financing in order to carry out our projected 12-month plan of operations. We will rely on external sources of capital in order to continue to fund the Company’s general and administrative costs, as well as external sources of capital to fund our capital projects.

Net Cash Used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2013 was $902,811, compared to $267,318 provided by operating activities in the nine months ended September 30, 2012. The increase in cash used in operating activities was primarily from stock-based compensation of $448,144, and accrued expenses of $129,676.

Cash Flows Used In Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2013 was $104,303 compared to $97,988 in the nine months ended September 30, 2012. The costs for both periods relate to our oil and gas acquisitions and development.

Cash Flows From Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2013 was $225,020 compared to $407,520 provided in the nine months ended September 30, 2012.

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

Exploratory Costs

For exploratory wells, drilling costs are temporarily capitalized, or “suspended,” on the balance sheet, pending a determination of whether potentially economic oil and gas reserves have been discovered by the drilling effort to justify completion of the find as a producing well. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made. The accounting notion of “sufficient progress” is a judgmental area, but the accounting rules do prohibit continued capitalization of suspended well costs on the mere chance that future market conditions will improve or new technologies will be found that would make the project’s development economically profitable. Often, the ability to move the project into the development phase and record proved reserves is dependent on obtaining permits and government or co-venture approvals, the timing of which is ultimately beyond our control. Exploratory well costs remain suspended as long as we are actively pursuing such approvals and permits, and believe they will be obtained. Once all required approvals and permits have been obtained, the projects are moved into the development phase, and the oil and gas reserves are designated as proved reserves. Once a determination is made the well did not encounter potentially economic oil and gas quantities, the well costs are expensed as a dry hole and reported in exploration expense.

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

Despite the inherent imprecision in these engineering estimates, accounting rules require disclosure of “proved” reserve estimates due to the importance of these estimates to better understand the perceived value and future cash flows of a company’s E&P operations. There are several authoritative guidelines regarding the engineering criteria that must be met before estimated reserves can be designated as “proved

At September 30, 2013 the Company does not have any Proved Reserves.

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

Internal controls over financial reporting and material weakness previously identified

Changes in internal control over financial reporting

There were moderate changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, although these have not materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A.  Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

NORTH AMERICAN OIL & GAS CORP.

Date: November 12, 2013	By:	/s/ Robert Rosenthal
Chief Executive Officer

Date: November 12, 2013	By:	/s/ Linda Gassaway
Chief Financial Officer