Form 10-K
period 2013-12-31
North American Oil & Gas Corp.
filed 2014-03-25
CIK 1515635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-172896

North American Oil & Gas Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-087028
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)

56 E. Main St. Suite 202
Ventura, CA	93001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 643-0385

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter: $31,025 based on a price of $.001 per share, being the price per share of the last private placement of our company at June 30, 2013.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐ N/A

There were 61,114, 802 shares of the registrant’s common stock outstanding as of March 19, 2014.

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

Item 1. Business.

Overview of Business

North American Oil & Gas Corp. and subsidiaries (“NAMOG” or “the Company”) is an exploration and development stage oil and gas company. The Company was formed on June 20, 2011 to purchase, operate, explore and develop oil and gas properties. NAMOG acquired oil and gas leases and began development of a plan for oil and gas exploration and producing operations. The Company is actively engaged in leasing properties focused in the San Joaquin Basin in California, and pursuing crude oil and natural gas opportunities, with existing foundation assets targeting exploration and exploitation of oil and gas projects located near infrastructure and existing discoveries.

The Company has leasehold interests in three prospects in the San Joaquin Basin in California and is the operator on each lease. NAMOG is partners on the Tejon Extension lease, Tejon Main lease, and White Wolf lease with Avere Energy Corp, a Delaware corporation (“Avere”) and Solimar Energy LLC, a California limited liability company (“Solimar”) to develop these leaseholds. Avere holds 50% working interest in the Tejon Main lease, 50% working interest in the White Wolf lease, and 25% interest in the Tejon Extension lease. Solimar holds a 10% working interest in the Tejon Main lease.

NAMOG owns lease interests in over 176 individual leases covering its three prospects. Per seismic evaluation, these leases hold at least fourteen potentially identified drill sites for future exploration. Provided adequate funding through capital raising and farm-outs; the Company’s current plan involves permitting four wells, three in the Tejon Main lease area, and one in the Tejon Extension area, with exploration of at least one well in 2014.

We have no developed proven reserves or production, and have not realized any revenues from our operations. We maintain our principal administrative offices in Ventura, California. The Company is focused on exploration activities in the San Joaquin Basin in California.

The Company plans to continue using a combination of capital raisings and farm-in opportunities to develop NAMOG’s leased acreage. The leaseholds are not held by drilling, and all required lease payments are made in order to retain properties for development of exploration and drilling.

History and Corporate Structure

NAMOG was incorporated as Calendar Dragon, Inc. on April 8, 2010 in the State of Nevada. From inception until the completion of the reverse acquisition on November 20, 2012, the Company was in the development stage of creating a new calendaring software application. On October 11, 2012, the Company filed an amendment to its Articles of Incorporation changing its name to North American Oil & Gas Corp. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the merger we ceased prior operations and are now engaged in an exploration stage oil and gas enterprise focused on the acquisition, stimulation, rehabilitation and asset improvement of leased acreage in California.

NAMOG has no developed reserves or production, and has not realized any revenues from operations. The Company’s executive (or corporate) offices are located at 56 E. Main Street, Suite 202, Ventura, CA 93001. Our telephone number is (805) 643-0385, and our facsimile number is (805) 643-0210.

Recent Developments

The Company licensed seismic data over 3,429 gross acres (2,946 net acres) on our Tejon Extension and Tejon Main prospect in February 2013. Consulting geologists completed an exhaustive analysis on this 3D survey in September 2013. We have finished the mapping and volumetric analysis of the 14 prospects previously identified. We have further refined the extent of, and reduced the associated technical risk, of these prospects. This work will allow the Company to prioritize its prospect inventory in terms of geologic risk, resource potential, drilling difficulty and permitting issues.

The prospects include 5 target horizons; the Eocene, Vedder, JV, Olcese, Reserve and Transition Zone. The 3D interpretation shows traps that were untested in the previous drilling campaign because we did not have this data to drive the Company’s development programs.

This seismic evaluation also indicated new target zones to test in our shut-in Well 77-20. NAMOG has tentatively budgeted to reopen the Well 77-20 in 2014 for further testing at a cost of NAMOG’s 75% working interest share at $100,000. This testing, however, is predicated on the Company’s ability to raise sufficient capital to proceed.

Based on the finding in the 3D evaluation, the Company has budgeted to drill a well on the Tejon Main prospect in late-2014 subject to the Company’s ability to raise sufficient capital to fund the project. The Company has started the permitting process of two wells.

On August 1, 2013 NAMOG and Avere entered into a Purchase and Sale Agreement with Solimar to purchase an additional interest in the Tejon Main leaseholds. This Agreement resulted in NAMOG increasing our working interest to 40% in the Tejon Main Lease, as well as operatorship on the deep depths. Avere, through this acquisition now holds a 50% working interest, with Solimar holding a 10% working interest.

During the period ending December 31, 2013 the Company oversaw an aggressive acquisition program in the White Wolf prospect. Within the first six months of this fiscal period, the Company acquired additional leases in this prospect totaling approximately 1,156 gross, and 1,054 net acres in this prospect.

Principal Products and Services

Oil & Gas

Since August 2005, oil prices have exceeded $31 per barrel. Per Market Watch News as of March 19, 2014 the closing price for a barrel of oil was $100.39. At these prices, secondary recovery, or the recovery accomplished by injecting gas or water into a reservoir to replace produced fluids, and thus maintain or increase the reservoir pressure, is more financially viable. The Company has seasoned operational expertise to economically explore the potential of its three prospects, and fourteen potential drilling locations.

California is currently in a moderate to severe drought. Exploration in the San Joaquin Basin has seen restrictions on use of water for any industrial use. Additionally new legislation regarding reporting to California’s Department of Conservation Division of Oil, Gas & Geothermal Resources (“DOGGR”) for tracking fracking operations, etc. has required the Company to revisit the economical viability of its oil exploration. Although the Company has determined that exploration may be more expensive, and the recordkeeping more costly and time consuming, we still believe that oil production in California will be a profitable endeavor.

The California Energy Commission issued a report on Natural Gas Market Assessments in 2003 indicating that natural gas is projected to have a wellhead price of $3.89 in 2013. Although this price was high, as wellhead prices for 2013 came in at $3.35, the future continues to hold a narrowly positive trend. The largest consideration for NAMOG in developing natural gas prospects is to determine whether natural gas development is a commercially viable option. The following are among our considerations:

•	natural gas wellhead and market prices are steady;
•	short-term natural gas market prices are highly volatile, much more so than in the past; and
•	longer-term market prices and conditions may remain volatile.

NAMOG ‘s strategy is contingent upon the Company’s ability to obtain sufficient capital to fund the high initial costs of testing, analyzing, acquiring capital equipment and lease acquisition.

Raw material sources and availability

NAMOG is an oil and gas development stage company. The top five suppliers providing tangible materials to our drilling operations include:

Geo Drill Services
Halliburton
American Pipe & Tubing
Baker Hughes Oilfield Operations, Inc.
Cameron

Development

Beginning in June 2011, NAMOG has focused on California projects, in proven, prolific hydrocarbon provinces. NAMOG specifically is focused on three projects within the San Joaquin Basin; Tejon Ranch Extension, Tejon Main, and White Wolf. Within these three projects, NAMOG has built up leasehold acreage. From June 2011 through December 2013 the Company went from approximately 3,209 net acres of leasehold property to over 5,198 net acres of leasehold properties. The cost incurred for this additional 1,989 leasehold acreage acquisition has been approximately $292,186, and approximately $27,500 for previous acreage. The exploration drilling and testing of the 77-20 well totaled $1,452,294, with $1,300,000 covered at 100% cap by Avere agreed to in the Farm-In, with the remainder allocated per the working interest percentages.

The purchase of seismic data in February 2013 allowed the Company to thoroughly analyze its Tejon Main and Tejon Extension assets for exploration and development. In a July 2013 investor presentation made available to the public, the Company identified fourteen low risk and high risk prospects targeting light oil with 24/81 mmboe of gross resource potential and acreage play. The primary objectives are in the Eocene, Olcese and JV sands, near shore and submarine channel. The Company has plans to permit and explore up to four identified well locations, pending sufficient funding for development.

On August 1, 2013 NAMOG acquired additional interest percentage in the Tejon Main lease from Solimar, for a purchase price of $125,000. This purchase secured additional interest, bringing the Company‘s working interest percent to 40%, as well as operatorship over both the shallow and deep well depth locations.

NAMOG is in the exploratory stage of oil and gas projects and has no current production. Our infrastructures and geographical locations are based near other oil and gas discoveries within California, and, throughout California, there are over twenty proven end user markets (refineries). NAMOG will geographically rely on approximately four oil and gas refineries. The refineries are competitive with market prices; NAMOG ‘s future consideration for an oil and gas customer will be based on transportation costs, facility costs, and pipeline costs.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Royalty agreements relating to oil and gas production are fairly standardized in the industry. However, the percentage and amount of royalties paid by producers vary from lease to lease.

Employees

As of March 24, 2014 NAMOG employed 2 full time employees.

We also contract for the services of independent consultants involved in land, regulatory, geological, accounting, financial and other disciplines as needed. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are good.

Competitive Business Conditions

Our oil and gas exploration activities in California were undertaken in a highly competitive and speculative business environment. In seeking other suitable oil and gas properties for acquisition, we will be competing with a number of other companies located in California and elsewhere, including large oil and gas companies and other independent operators, most with greater financial resources. Although, our management generally does not foresee difficulties in procuring logging of wells, cementing and well treatment services in the area of new operations; several factors, including increased competition in the area, may limit the availability of logging equipment, cementing and well treatment services. If such an event occurs, it will have a significant adverse impact on the profitability of new operations.

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

In September 2013, California Senate Bill 4, was enacted into law. Senate Bill 4 will require oil and gas companies to apply for a permit to conduct fracking, publicly disclose the fracking chemicals they use, notify neighbors before drilling, and monitor ground water and air quality, among other requirements. DOGGR issued proposed regulations related to Senate Bill 4 in November and is in the processing of finalizing these regulations.

Because such federal and state regulation are amended or reinterpreted frequently, we are unable to predict with certainty the future cost or impact of complying with these laws. Additionally various counties and other local governments are reviewing the possibility of enacting other rules and regulations regarding fracking. The consequence of any possible local rules and regulations is unknown at this time.

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

Website and available information

We make available copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, amendments to those, and other reports filed with the Securities and Exchange Commission (SEC) under “Investors” on our website, www.namoag.com, as soon as reasonably practical after they are filed. Our website’s content is not intended to be incorporated by reference into this report or any other report we file with the SEC. You may request a paper copy of materials we file with the SEC by calling us at (805) 643-0385 or sending a request by mail to our corporate secretary at our principal office at 56. E. Main Street, Suite 202, Ventura, CA 93001. You may read and copy materials we file with the SEC on the SEC’s website at www.sec.gov, or the SEC’s Public Reference Room at 100 F. Street, N.E., Washington DC 20549.

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

The Company has secured oil and gas leases, which is an essential part of the Company’s operation. We are an oil and gas exploration and production company that uses the history of old fields, geophysical exploration and development techniques to identify oil and gas wells that are now considered to be economically feasible based on the current and predicted future price of oil and gas. We currently have over 174 leaseholds, covering approximately 5,159 net acres of leasehold properties in the San Joaquin Basin Province in Kern County, California. These leasehold properties are held in one to five-year primary lease terms, some extending through March 2017. The Company holds varying working interest percentages in these leases from 25% to 75%.

The properties are listed as follows:

Tejon Ranch Main lease – 2,586 net leased acres
Tejon Ranch Extension lease – 307 net leased acres
White Wolf leases –2,266 net leased acres

The Company does not have an in-house land and lease department, and utilizes the services of an outside oil and gas land acquisition company (“Land Company”) to acquire its leaseholds. The Land Company will secure the lease and hold title of the Assignment of Oil, Gas & Mineral Leases in the Land Company’s name. Once the Land Company has acquired sufficient properties (such as a designated number of net acres within a lease prospect), determined by NAMOG management, management will request that the Land Company assign title to the Company.

NAMOG will obtain title opinions on properties, or specific leases, when there is valid consideration of drilling within the prospect, or drill site. It will also obtain specific title opinions when it is requested as part of a joint venture partnership.

Oil and Gas Reserve Analyses

The leases acquired by the Company had not been developed in a way that allowed our petroleum engineers to assign estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves. As a result, the Company has no proved reserves on the leases owned.

Item 3. Legal Proceedings.

As of March 24, 2014, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “NAMG.” Prior to December 27, 2012, our common stock was quoted under symbol “CLDD.”

The table below sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not reflect actual transactions. As noted previously in this Form 10-K, the merger transaction between North American Oil & Gas Corp., a Nevada corporation, and Lani Acquisition, LLC, a limited liability company and a wholly-owned subsidiary of the Company, and Lani, LLC, a California limited liability company, closed on November 16, 2012 and the terms of the merger transaction were first announced on or about November 20, 2012. Therefore, the prices below also include prices solely with respect to Calendar Dragon before the merger transaction.

	2013		2012		2011
	Price Range		Price Range		Price Range
	High	Low	High	Low	High	Low
First Quarter	0.80	0.70	n/a	n/a	n/a	n/a
Second Quarter	1.14	0.60	n/a	n/a	n/a	n/a
Third Quarter	1.67	0.65	n/a	n/a	n/a	n/a
Fourth Quarter	1.30	0.30	1.14	0.25	n/a	n/a

The closing sales price of the Company’s common stock as reported on March 24, 2014, was $0.16 per share.

Holders

As of the date of this report there were approximately 15 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal year ended December 31, 2013.

To the extent NAMOG has any earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s 2012 Stock Option Plan (“Plan”) has an aggregate of 2,000,000 shares of the Company’s common stock and is initially reserved for issuance upon exercise of nonqualified and/or incentive stock options, which may be granted under the Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,046,618	$0.80	953,382
Equity compensation plans not approved by security holders	-	-	-
Total	1,046,618	$0.80	953,382

Other Compensation Arrangements

NAMOG has not secured any other compensation arrangements as of December 31, 2013.

Recent Sales of Unregistered Securities

On August 14, 2013 North American Oil & Gas (“NAMG”) entered into a Stock Purchase Agreement with Springhouse Investments Corp, a Canadian Corporation (“Investor”).

NAMG agreed to sell and issue to the Investor Two Hundred Eighty-One Thousand, Two Hundred Fifty (281,250) shares of the Common Stock (“Shares”), based on a per share price equal $.80. The issuances of these Shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

On October 16, 2013, the Company finalized a Stock Purchase Agreement (the “Agreement”) with Oel und Erdgazforshung (“OUE”), relating to the sale and issuance of 246,914 Shares, for a purchase price of $200,000, and warrants (“Warrants”) to purchase an aggregate of 96,618 Shares at an exercise price of $1.04 per share.

The Warrants are exercisable immediately and expire October 10, 2016. The Warrants are exercisable, at the option of the holder, in whole or in part by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of Shares purchased upon such exercise. The exercise price and the number of Shares purchasable upon the exercise of each Warrant are subject to adjustment in the event of stock dividends, distributions, splits, and reclassifications. The issuances of these Shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Effective December 1, 2013, the Company entered into a letter Agreement with OUE, relating to the sale and issuance of Shares and Warrants.

The Agreement stipulates that OUE will purchase Shares in up to five (5), two hundred thousand dollar ($200,000) tranches, for an aggregate price of one million dollars ($1,000,000) with each tranche being issued in forty-five day intervals (the “Offering”). The quantity of Shares issued, per tranche, will be determined based on a ten percent (10%) discount of the previous day closing price of the Common Stock. With each tranche, 100,000 warrants will be issued based on an exercise price at a premium of fifteen percent (15%) of the previous day closing price of the Common Stock.

On December 6, 2013, the Company executed the second tranche of the Agreement OUE, relating to the sale and issuance of 261,438 Shares, for a purchase price of $200,000, and Warrants to purchase an aggregate of 100,000 Shares, at an exercise price of $0.98 per warrant.

The Warrants are exercisable immediately and expire December 6, 2016. The Warrants are exercisable, at the option of the holder, in whole or in part by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of Shares purchased upon such exercise. The exercise price and the number of Shares purchasable upon the exercise of each Warrant are subject to adjustment in the event of stock dividends, distributions, splits, and reclassifications. The issuances of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

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

The Company is a development stage enterprise, has never earned a profit, and has incurred an accumulated deficit of $1,927,694 as of December 31, 2013. The Company raised $1,125,000 in the sale of common stock, which gives the Company a negative ($48,191) net equity position. The Company has used these funds to purchase or obtain leaseholds on its three oil and gas lease prospects, drill a well, purchase seismic data and provide for general and administrative expenses. As of December 31, 2013, NAMOG had completed the drilling and testing of seven zones in Well 77-20, located on the Tejon Extension lease. The well was suspended in February 2013.

The Company licensed seismic data over a 3,429 gross acres (2,946 net acres) over our Tejon Extension and Tejon Main prospect and consulting geologists completed an exhaustive analysis on this 3D survey in September 2013. We have finished the mapping and volumetric analysis of the 14 prospects previously identified. We have further refined the extent of, and reducing the associated technical risk, of these prospects. This work will allow the Company to prioritize its prospect inventory in terms of geologic risk, resource potential, drilling difficulty and permitting issues.

The prospects include 5 target horizons: the Eocene, Vedder, JV, Olcese, Reserve and Transition Zone. The 3D interpretation shows traps that were untested in the previous drilling campaign because we did not have this data to drive the Company’s development programs.

This seismic evaluation also indicated new targeted zones to test in our shut-in Well 77-20. NAMOG has budgeted to reopen the Well 77-20 late in the fourth quarter 2014 for further testing at a budgeted cost of NAMOG ‘s share of $100,000. This testing, however, is predicated on the Company’s ability to raise sufficient capital to proceed.

Based on the finding in the 3D evaluation, the Company has budgeted to drill a well on the Tejon Main prospect, in late-2014 subject to the Company’s ability to raise sufficient capital to fund the project. The Company has started the permitting process of two wells.

The Company oversaw an aggressive acquisition program in the White Wolf prospect. Within the first six months of this program, the Company acquired additional leases in this prospect totaling approximately 1,156 gross (1,054 net) acres in this prospect.

NAMOG has sufficient funds, due largely to sales of the Company’s common stock for $1,000,000 to continue general and administrative operations through December 31, 2014. Capital raising through investors and/or farm-out agreements will be required to move forward on capital projects.

Plans for our fiscal year 2014 include the following:

Subject to obtaining additional financing, the following drilling and testing may be pursued. The projects with our working interest (“WI”) share (based on our WI as listed) of the estimated costs are listed below:

Estimated cost based on expected participating working interest.

Project	Current WI%	No. Wells	Procedure	Est. Cost

Tejon Main	40%	1	New Drill	$2.5MM
Tejon Extension	75%	1	New Drill	$1.0MM

Results of Operations

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Revenues from Operations - Revenues for the year ended December 31, 2013 and December 31, 2012 were $0 and $0 respectively.

Expenses from Continuing Operations - The Company incurred operating expenses of $1,518,179 for the fiscal year ended December 31, 2013; an increase of $1,049,481 compared to $468,698 for the period ending December 31, 2012. The largest expenditures operationally were increased general and administrative costs over the previous year of $709,900, increased costs for exploration and leasehold expenses of $314,832, and an increase of management and consulting costs over the previous year of $17,706. Operating costs for the fiscal year ending December 31, 2013 were specifically: operational general and administrative costs of $931,607, (including $276,269 in stock option expenses under employee compensation, $457,501 in exploration and leasehold expenditures (including $368,955for seismic data), management and consulting fees of $119,480, and depreciation and amortization expenses of $9,590).

Other Income/Loss – For the fiscal year ended December 31, 2013, the Company has $7,310 in other expenses, substantially all of which is related to Franchise Tax Board costs. For the fiscal year ended December 31, 2012, the Company had $800 in other expenses.

Net Loss - For the fiscal year ended December 31, 2013, the Company incurred a net loss of $1,525,488 compared to a net loss of $345,855 for the fiscal year ended December 31, 2012, a loss increase over the previous year of $1,179,633. The major reasons for the Company having a higher net loss during the fiscal year ended December 31, 2013 can be attributed to the higher expenses from overall operations ($1,518,179).

Liquidity - At December 31, 2013, the Company had a cash balance of $49,563. As of December 31, 2012, the Company had a cash balance of $1,515,995, which included restricted cash of $937,067. Property and equipment net was $5,876 as of December 31, 2013 compared to $4,686 as of December 31, 2012. The increase in property and equipment is the direct result of the Company investing in computers and peripherals.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of production to produce significant revenues.

Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs beyond 2014 as well as any large capital requirements necessary for additional oil and gas exploration.

Cash Requirements

The cash requirements of the Company may have a material impact on our liquidity. The reasons for this are:

•	the Company has only secured sufficient funds to maintain its current operations through December 31, 2014;
•
there is an uncertainty as to whether the Company can maintain operations beyond the fourth quarter of 2014 without securing additional capital through cash raisings, or investor project participation; and

•	there is no certainty that the Company can achieve profitable levels in the oil and gas exploration field, or that it will be able to raise additional capital through any means.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

NAMOG is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

NORTH AMERICAN OIL & GAS CORP.
FINANCIAL STATEMENTS - TABLE OF CONTENTS
Page
Report of Independent Registered Public Accounting Firm	F-1

Audited Financial Statements:
Consolidated Balance Sheets for the year ended December 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the year ended December 31, 2013 and 2012	F-4
Consolidated Statements of Changes In Stockholders’ Deficit for the year ended December 31, 2013 and the period from June 20, 2011 (Inception) to December 31, 2013	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2013 and the period from June 20, 2011 (Inception) to December 31, 2013	F-6
Notes to Financial Statements	F-7

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The following disclosure is with respect to not only the Company, but also with respect to the Company’s subsidiary entity.

Eide Bailly

The Company’s Board of Directors participated in and approved the decision to change independent registered public accounting firms on June 10, 2013.

The reports of Eide Bailly on the Company’s financial statements as of and for the years ended December 31, 2012 and 2011 and for the period from June 10, 2010 (date of inception) to December 31, 2012, and through March 31, 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2012 and for the period from June 10, 2011 (date of inception) to December 31, 2012, and through March 31, 2103, there have been no disagreements with Eide Bailly on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Eide Bailly would have caused them to make reference thereto in connection with their report on the financial statements for such years.

Malone Bailey, LLP

On July 25, 2013, the Board of Directors of the Company resolved to engage the independent public accounting firm of MaloneBailey, LLP (“MaloneBailey”), the Company’s new independent registered public accountants, which appointment was accepted.

During the two most recent fiscal years and the interim period preceding the engagement of MaloneBailey, the Company has not consulted with MaloneBailey regarding either: (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by MaloneBailey or (iii) any other matter that was the subject of disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv), or a reportable event as described in paragraph 304(a)(l)(v), of Regulation S-K. The Company did not have and disagreements with Eide Bailly and therefore did not discuss and past disagreements with MaloneBailey.

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

Internal Control Over Financial Reporting (GAAP)

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2013 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15 and 15d of the 1934 Act because of the material weaknesses in our internal control over financial reporting discussed below.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the internal control criteria set forth in the Internal Control— Integrated Framework, management concluded that the Company’s internal controls over financial reporting were not effective, as of December 31, 2013.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s assessment of internal control over financial reporting, as of December 31, 2013, management concluded that the Company did not maintain effective internal control over financial reporting because of the following control deficiencies that constitute material weaknesses:

•	Insufficient documentation of transactions and retention of appropriate documentation to support reported transactions.
•	Lack of audit committee having appropriate accounting knowledge to adequately provide oversight of the Company’s accounting and reporting functions.
•	Due the small size of the Company, there is also a lack of segregation of duties that contributes to the inability to maintain effective internal control over the financial reporting.

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

Malone Bailey LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise noted above, there were no significant changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of March 24, 2014, the names, titles, and ages of the members of the Company’s Board of Directors and its executive officers are as set forth in the below table.

Name	Age	Position

Robert Rosenthal	61	President and Chief Executive Officer, Secretary and Chairman
Linda Gassaway	60	Chief Financial Officer and Treasurer
Cosimo Damiano	45	Director
Donald Boyd	65	Director, Operations Manager

Robert Rosenthal
President and Chief Executive Officer, Secretary and Chairman of the Board of Directors

Mr. Rosenthal has served as our President and Chief Executive Officer, Secretary and Chairman of the Board of Directors since November 16, 2012. He has also served as manager of Lani, LLC, since its formation on June 20, 2011. Mr. Rosenthal was Vice President of New Ventures at Great Bear Petroleum, LLC, from January 2011 through April 2012. Mr. Rosenthal has extensive experience in the Californian oil and gas industry where he has been directly involved in and responsible for evaluations, leasing and drilled discoveries. His career in California spans over 15 years. Mr. Rosenthal was a founding partner in Orchard Petroleum Ltd an ASX listed Californian company that was acquired in 2007 by a private consortium. He previously worked as Exploration Geologist and Exploration Project Supervisor for Sohio Petroleum (U.S.), British Petroleum in London as Global Consultant Exploration. In 1995 he left BP to join Novus Petroleum Ltd as its Head of Exploration, for Indonesia, Australia and Pakistan. From 1999 until present day, Mr. Rosenthal has been actively involved in numerous exploration activities in California, Texas, Louisiana and Alaska where he has made numerous discoveries in both conventional and unconventional plays. More recently, Mr. Rosenthal was one of the principal investors and founders of Great Bear Petroleum an Alaskan shale company. Mr. Rosenthal holds a Master’s Degree in Geology from the University of Southern California. Mr. Rosenthal’s background in the oil and gas industry and his familiarity with NAMOG ‘s operations led to our conclusion that he should serve as a director in light of our business and structure.

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

Don Boyd - Director

Mr. Boyd has served as a Director since November 16, 2012. Mr. Boyd is an experienced oil field professional who has assisted many internationally known companies with drilling and infield engineering issues throughout the world. Since 1998 he has provided consulting services to companies such as Exxon, Phillips Petroleum, Sun Oil and Texaco and most recently smaller independent operators, such as Exploration Inc., Jackson Exploration and Kindee Oil and Gas. In 2005, he cofounded Sun Resources Texas, Inc. and currently serves as President, a position he has held since 2007. Prior to January 2005 he served as the manager of all offshore operations for drilling and completion for the U.S. Department of the Interior, Oil & Gas Branch. He managed employees with various disciplines, engineers and geologists; certified all foreign offshore drilling units before they could drill in US waters; worked with the EPA to help write regulations regarding offshore environmental concerns; and worked with the USSR Oil & Gas Department to help them refine their government leasing programs to improve oil and gas secondary recovery. Prior to that, he worked as a drilling engineer for Global Marine and a drilling manager for Peter Bowen and Cal Pacific drilling companies. Mr. Boyd received a Bachelor of Science in Petroleum Engineering from Cal State Long Beach in 1973. Among the many awards and honors that Mr. Boyd received are: The Crosnick Foundation Scholarship for Petroleum Engineers; The Kellps Scholarship Award for Petroleum Engineering; and an Excellence Award from the U.S. Department of the Interior. Mr. Boyd’s background in the oil and gas industry and his familiarity with NAMOG ‘s operations led to our conclusion that he should serve as a director in light of our business and structure.

Cosimo Damiano - Director

Mr. Damiano has served as a Director since November 16, 2012. Mr. Damiano has over 18 years experience in the finance industry and 12 years in the energy industry, most recently as Director of Upstream Investments for Mercuria Energy Group. He spent 8 years in Investment Banking specializing in the energy sector attaining the role of Head of Australian Oil & Gas Research for Merrill Lynch. Mr. Damiano has wide commercial and investment experience in the oil and gas industry in Australia, Asia, United States, Canada and Argentina. In his previous role with Mercuria, Mr. Damiano’s duties primarily involved private equity investments and included the reporting on Mercuria’s existing oil and gas investments in Canada, U.S and Argentina and sourcing new investments. It involved the reporting and monitoring of ~10,000boepd of production, setting corporate and financing strategies and Board updates monitoring and evaluating the assets’ performance. In his previous and current roles Mr. Damiano has been periodically undertaking advisory roles for several oil and gas companies as well as energy trading companies most notably relating to, M&A advice, capital structure (debt and equity structuring), strategic planning and marketing. Mr. Damiano holds a Bachelor’s degree in Finance and Economics from Victoria University, Australia. Mr. Damiano’s background in investment banking led to our conclusion that he should serve as a director in light of our business and structure.

Employment Agreements

We currently do not have employment agreements with any our directors and executive officers.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Term of Office

All directors hold office for a one (1) year period, as dictated at the annual meeting, held June 20, 2013 and have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of NAMOG or any of its subsidiaries or any committee thereof. Any non-employee director of NAMOG or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of NAMOG is appointed by and serves at the discretion of the Board of Directors.

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

Board meetings and committees; annual meeting attendance

In 2013 the Board of Directors held at least one board meeting per month to discuss operations and various management issues.

Nicholas Petri resigned as a Director of the Company effective as of April 5, 2013. Mr. Petri confirmed that he had no disagreement with the Company.

On June 10, 2013 the Company held its first annual meeting. Proxies were not solicited, as a majority of shareholder votes, 30,200,000, were given approving the following:

1)	By unanimous vote the shareholders elected Robert Rosenthal, Donald Boyd, Gregory Renwick and Cosimo Damiano as members of the Board of Directors. Each Director will serve for a one-year term.

2)	By unanimous vote the shareholders approved the Executive Officer’s compensation.

3)	By unanimous vote the shareholders approved to vote once every three years for the advisory vote on Executive Compensation.

4)	By unanimous vote the shareholders ratified the appointment of Independent auditors Eide Bailly LLP.

Gregory Renwick resigned as Director of the Company effective as of December 6, 2013. Mr. Renwick confirmed that he had no disagreements with the Company.

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

Code of Ethics

We have not adopted a Code of Ethics but expect to adopt a Code of Ethics in 2014 and will post such code to our website. The Company did not adopt a Code of Ethics in 2013 due to Board changes, and lack of adequate time to review this process.

Item 11. Executive Compensation.

The objective of the Company’s compensation program for its officers is to maintain a level of corporate and operational management within the day-to-day requirements of the Company. Up until the Merger and Acquisition of November 16, 2012, the Company had not issued any amount for cash compensation, as it was registered and operated as a shell company. On November 15, 2012, NAMOG established salaries and payroll for four salaried employees, and one hourly employee.

The following table sets out the compensation received for the fiscal years December 31, 2013, 2012, and 2011 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers and two individuals not holding an executive officer position:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Robert Rosenthal(1)	2013	$160,000	$-	$-	$-		$-	$-	$-	$160,000
	2012	$20,000	$-	$-	$-		$-	$-	$-	$20,000
	2011	$-	$-	$-	$-		$-	$-	$-	$-
Linda Gassaway(1)	2013	$120,000	$-	$-	$287,625	(2)	$-	$-	$-	$407,625
	2012	$15,000	$-	$-	$-		$-	$-	$-	$15,000
	2011	$-	$-	$-	$-		$-	$-	$-	$-
Rob Hoar (1)	2013	$40,000	$-	$-	$-		$-	$-	$-	$40,000
	2012	$20,000	$-	$-	$-		$-	$-	$-	$20,000
	2011	$-	$-	$-	$-		$-	$-	$-	$-
Donald Boyd (1)	2013	$40,000	$-	$-	$-		$-	$-	$-	$40,000
	2012	$20,000	$-	$-	$-		$-	$-	$-	$20,000
	2011	$-	$-	$-	$-		$-	$-	$-	$-

(1)	Mr. Rosenthal, Ms. Gassaway, Mr. Hoar and Mr. Boyd began employment on November 15, 2012.
(2)
The Company awarded Linda Gassaway, Chief Financial Officer, 500,000 shares of stock options on April 1, 2013. The restricted stock options were offered at an exercise price of $.80 per share, with a volatility of 255.02%, risk free interest rate of .78%, and expected term of five years. The options will vest one year from date of grant.

Equity Compensation Plan Information - Employment Agreements

The Company’s policy is to not establish employment agreements, and no employment agreements were in place on December 31, 2013 or through the date of this report.

Option Exercises and Stock Vested Table

The Company entered into a contract with PacSeis Inc. dated February 26, 2013 to purchase 37 square miles of seismic data covering the Tejon Extension Prospect and the Tejon Main Prospect. The agreement between parties was to license this data for a cash fee of $125,000 and 350,000 restricted stock options at an exercise price of $.70 per share.

The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 255.02%, risk free interest rate of 0.78%; and expected term of five years.

The Company awarded Linda Gassaway, Chief Financial Officer, 500,000 shares of stock options on April 1, 2013. The restricted stock options were offered at an exercise price of $.80 per share, with a volatility of 255.02%, risk free interest rate of .78%, and expected term of five years. The options will vest one year from date of grant.

A summary of the Company’s stock option, warrant activity and related information is as follows:

NORTH AMERICAN OIL & GAS CORP.
Options Outstanding

	Number of Shares	Weighted-Average Remaining Life (in years)	Weighted Average Exercise Price
Outstanding at January 1, 2013	-
Granted Options(1)	850,000	5.00	0.76
Exercised	-		-
Cancelled/Expired	-		-
Outstanding at December 31, 2013	850,000		-

Vested and Exercisable at December 31, 2013	350,000		$0.70

(1) Includes 350,000 options granted to PacSeis February 18, 2013 at an exercise price of $.70 per share, and options granted to Linda Gassaway, Chief Financial Officer of NAMG April 1, 2013 for an exercise price of $.80 per share.

NORTH AMERICAN OIL & GAS CORP.
Warrants Outstanding

	Number of Shares	Weighted-Average Remaining Life (in years)	Weighted Average Exercise Price
Outstanding at January 1, 2013	-
Granted Warrants (1)	196,618	3.00	$1.01
Exercised	-		-
Cancelled/Expired	-		-
Outstanding at December 31, 2013	196,618		-

Vested and Exercisable at December 31, 2013	196,618		$1.01

(1) Under a Purchase and Sale Agreement with Oel und Erdgazforshung AG ("OUE"), A Nevis Corp. dated October 16, 2013 the Company issued 246,914 shares of Common Stock, and 96,618 warrants with an exercise price of US $1.04 determined by a formula of a 15% premium to the previous day closing stock price for an aggregate sum of $200,000. Under a Purchase and Sale Agreement with OEG dated December 6, 2013 the Company issued 261,438 shares of Common Stock, and 100,000 warrants with an exercise price of US $.98 for an aggregate sum of $200,000.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

	Twelve Months Ended December 31, 2013	Year Ended December 31, 2012
Risk-free interest rate(1)	1.14	-
Expected life (in years)(2)	3.625	-
Expected volatility(3)	225.02	-
Dividend yield	-	-
Weighted-average estimated fair value of options granted during the period	0.795	-

(1) The Risk Free Rate is a 5 Year Treasury rate.
(2) The expected life (in years) is based on the simplified method: Expected term = ((vesting term + original contractual term)/2).
(3) The expected volatility is based on the volatility weighted average of stock options

During the twelve months ended December 31, 2013, the Company recorded stock-based compensation of $276,269 and $243,955, respectively, as general and administrative expenses, and G & G Services. At December 31, 2013 the weighted average remaining life of the stock options is 4.25 years. The unamortized amount of stock-based compensation at December 31, 2013 was $92,090. This remaining cost will be expensed in the first quarter of 2014.

Warrant Grants During 2013 and 2012 Fiscal Years

On October 16, 2013, North American Oil & Gas Corp. (the “Company”) finalized a Stock Purchase Agreement (the “Agreement”) Oel und Erdgazforshung AG (the “Investor”), relating to the sale and issuance of an 246,914 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for a purchase price of $200,000, and warrants (the “Warrants”) to purchase an aggregate of 96,618 shares of Common Stock, at an exercise price of $1.04 per share (the “Offering”).

The Warrants are exercisable immediately and expire October 10, 2016. The Warrants are exercisable, at the option of the holder, in whole or in part by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of Common Stock purchased upon such exercise. The exercise price and the number of shares of Common Stock purchasable upon the exercise of each Warrant are subject to adjustment in the event of stock dividends, distributions, splits, and reclassifications. The issuances of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Effective December 1, 2013, North American Oil & Gas Corp. (the “Company”) entered into a letter agreement (the “Agreement”) with Oel und Erdgazforshung AG, a Nevis Corporation (the “Investor”), relating to the sale and issuance of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and warrants (the “Warrants”).

The Agreement stipulates that the Investor will purchase the Common Stock in up to five (5), two hundred thousand dollar ($200,000) tranches, for an aggregate price of one million dollars ($1,000,000) with each tranche being issued in forty-five day intervals (the “Offering”). The quantity of Common Stock issued, per tranche, will be determined based on a ten percent (10%) discount of the previous day closing price of the Common Stock. With each tranche, 100,000 warrants will be issued based on an exercise price at a premium of fifteen percent (15%) of the previous day closing price of the Common Stock.

The warrants will be exercisable immediately upon issuance and expire three (3) years from issuance date. The warrants are exercisable, at the option of the holder, in whole or in part by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of Common Stock purchased upon such exercise. The exercise price and the number of shares of Common Stock purchasable upon the exercise of each warrant are subject to adjustment in the event of stock dividends, distributions, splits, and reclassifications.

On December 6, 2013, the Company executed the second tranche of the Agreement with the Investor, relating to the sale and issuance of 261,438 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for a purchase price of $200,000, and warrants (the “Warrants”) to purchase an aggregate of 100,000 shares of Common Stock, at an exercise price of $0.98 per warrant.

The Warrants are exercisable immediately and expire December 6, 2016. The Warrants are exercisable, at the option of the holder, in whole or in part by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of Common Stock purchased upon such exercise. The exercise price and the number of shares of Common Stock purchasable upon the exercise of each Warrant are subject to adjustment in the event of stock dividends, distributions, splits, and reclassifications. The issuances of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Outstanding Equity Awards At Fiscal year-End

The company has not issued any equity awards during fiscal years 2013, 2012, and 2011.

Director’s Compensation

The following table sets forth the Company’s fees and compensation paid or earned by directors for the fiscal years 2013, 2012 and 2011.

DIRECTORS COMPENSATION

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Donald Boyd(1)	2013	$-	$-	$-	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-	$-	$-	$-
Cosimo Damiano(2)	2013	$-	$-	$-	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-	$-	$-	$-
Robert Rosenthal	2013	$-	$-	$-	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-	$-	$-	$-

(1)	Donald Boyd is a Director, and as of April 1, 2013 paid as a consultant for the company. He earned $40,000 from January 1, 2013 through March 31, 2013 as a salaried employee.
(2)	Cosimo Damiano is a Director, and is paid for his consulting services for NAMOG at $5,000 per month per Consultant Agreement dated February 1, 2013 and is effective through December 31, 2013.

The Board of Directors has received no compensation for their roles on the Board. They have not earned fees, stock awards, option awards, or non-equity incentive plan compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of more than 5% of any class of NAMOG’s voting securities.

As of March 24, 2014, the Company had 61,114,602 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 24, 2014 by each person who is known to have beneficial ownership of more than 5% of any class of NAMOG’s voting securities:

Title of Class	Name and address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	ASPS Energy Investments Ltd.	8,100,000	13.31%
	56 E. Main Street Suite 202
	Ventura, CA 93001 (2)
Common Stock	Donald Boyd	7,493,938	12.31%
	56 E. Main Street Suite 202
	Ventura, CA 93001
Common Stock	East West Petroleum Corp.	5,000,000	8.22%
	Suite 1210 – 1095 West Pender Street
	Vancouver, BC V6E 2M6
Common Stock	Robert Kerry Hoar	8,100,000	13.31%
	56 E. Main Street Suite 202
	Ventura, CA 93001
Common Stock	Cede & Co.	26,967,062	44.30%
	PO Box 20
	Bowling Green Station
	New York, NY 10004

(1) NAMOG has 60,114,602 shares of common stock issued and outstanding. As of March 3, 2014 no stock is held under warrant or security.
(2) Shares held indirectly in ASPS Energy Investments Ltd., voting and investment control of which is held by Mr. Robert Rosenthal.

Security Ownership of Management.

The following table sets forth the beneficial ownership of the Company’s common stock as of March 24, 2014 by each executive officer and director and the directors and executive officers of the Company as a group:

Title of Class	Name and address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Robert Rosenthal (2)	8,100,000	13.308%
Common Stock	Donald Boyd (3)	7,493,938	12.312%
Common Stock	All Officers and Directors as a Group	15,593,938	25.62%

(1) NAMOG has 61,114,602 shares of common stock issued and outstanding as of March 24, 2014. No stock is held under warrant, or security.
(2) Shares held by ASPS Energy Investments Ltd., voting and investment control of which is held by Mr. Robert Rosenthal. No shares are held as security.
(3) No shares are held as security.

Security Ownership of Certain Beneficial Owners

As of March 24, 2014, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who is not listed in the above referenced tables.

Change in Control Arrangements

As of March 24, 2014, there are no arrangements that would result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth all compensation plans including individual compensation arrangements) under which the company’s equity securities may be issued.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,000,000	$0.80	953,382
Equity compensation plans not approved by security holders	-	-	-
Total	2,000,000	$0.80	953,382

(1) At December 31, 2013 there were 850,000 stock option shares issued, and 196,618 warrants issued, leaving 953,382 available for issuance.

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

Director Independence

Our board of directors consists of Messrs. Rosenthal, Damiano, and Boyd. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-K under the heading “Certain Related Person Transactions). After review of the Directors by the Board, and specifically by the Chairman of the Board, it has been determined that one board member, Cosimo Damiano, is considered independent. These

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the year ended December 31, 2013 for professional services rendered by Eide Bailly, for the quarter 1 audit review, Malone Bailey for quarter 2 and 3 and the 2013 audit of our annual financial, and Brown Armstrong, the Company’s tax accountants:

Accounting Fees and Services

	2013	2012
Audit Fees	$34,650	$42,030
Audit Related Fees	-	-
Tax Fees	31,247	-
All Other Fees	-	-
TOTAL	$65,897	$42,030

The category of “Audit Fees” includes fees for our annual audit and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related Fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by all parties was compatible with the maintenance of the respective firm’s independence in the conduct of its audits.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

2.1
Agreement and Plan of Merger Dated November 16, 2012, by and among North American Oil & Gas Corp., a Nevada corporation, Lani Acquisition, LLC, a Nevada limited liability company, and Lani, LLC, a California limited liability company and incorporated herein by reference

3.1	Articles of Incorporation of the registrant and incorporated herein by reference
3.2	Certificate of Amendment to Articles of Incorporation of Registrant and incorporated herein by reference
3.3	By-laws of the Registrant and incorporated herein by reference
3.4	Certificate of Change of Registrant and incorporated herein by reference
4.1	2012 Stock Option Plan and incorporated herein by reference
10.1	Stock Redemption Agreement dated November 16, 2012, by and between Registrant and Bouwe Bekking and incorporated herein by reference
10.2	Farm-in Agreement dated November 3, 2012 by and between Lani, LLC and Avere Energy Corp.
10.3	Amendment to Farm-in Agreement dated March 4, 2013 by and between Lani, LLC and Avere Energy Corp. and incorporated herein by reference
10.4	Consultant Agreement dated April 5, 2013 with Robert Skerry Hoar and incorporated herein be reference
10.5	Consultant Agreement dated April 5, 2013 with Donald Boyd and incorporated herein be reference
10.6	Stock Purchase Agreement dated August 14, 2013, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on August 16, 2013.
10.7	Form of Warrant, issued October 16, 2013, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 21, 2013 and incorporated herein by reference.
10.8
Stock Purchase Agreement, dated October 16, 2013, filed as an exhibit to the current report on Form 8-K, filed with the securities Exchange Commission on October 21, 2013 and incorporated herein by reference.

10.9
Form of Warrant, issued December 6, 2013, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on December 9, 2013. and incorporated herein by reference.

11.1
Stock Purchase Agreement, dated December 6, 2013, filed as an exhibit to the current report on Form 8-K, filed with the securities Exchange Commission on December 9, 2013 and incorporated herein by reference.

11.2	Form of Warrant, issued January 27, 2014, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on January 27, 2014. and incorporated herein by reference.
16.1	Letter dated June 10, 2013 from Eide Bailly Ltd.
17.1	Resignation of Directorship of Nicolaus Petri dated April 5, 2013
17.2
Resignation of Directorship of Gregory Renwick dated December 6, 2013, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on December 9, 2013 and incorporated herein by reference.

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

Pursuant to the requirements of Section13or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2014	By:	/s/ Robert Rosenthal
	Name:	Robert Rosenthal
	Title:	President and Chief Executive Officer

Date: March 25, 2014	By:	/s/ Linda Gassaway
	Name:	Linda Gassaway
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
North American Oil and Gas Corp.
(a development stage company)
Ventura, California

We have audited the accompanying balance sheets of North American Oil and Gas Corp. (a development stage company) (the “Company”) as of December 31, 2013, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended..  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from June 20, 2011 (inception) through December 31, 2012 were audited by other auditors whose reports have been furnished to us. Our opinion, insofar as it relates to amounts for the period from June 20, 2011 (inception) through December 31, 2012 is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Oil and Gas Corp. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that North American Oil and Gas Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and negative cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders’ of North American Oil & Gas Corp.
Ventura, California

We have audited the accompanying consolidated balance sheet of North American Oil & Gas Corp. (A Development Stage Company) as of December 31, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. North American Oil & Gas Corp. management is responsible for the consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American Oil & Gas Corp. (A Development Stage Company) as of December 31, 2012 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EIDE BAILLY
Golden, Colorado

March 28, 2013

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
As of December 31, 2013 and 2012

	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$49,563	$578,928
Accounts Receivable	704	4,770
Prepaid Expenses	-	4,140
Total Current Assets	50,267	587,838
Long Term Assets
Restricted Cash	1,037	937,067
Total Long Term Assets	1,037	937,067

Oil and Gas Properties, Successful Efforts method, Net	472,520	278,754
Furniture, Fixtures, and Equipment, Net	5,876	4,686
Deposits	21,300	21,300
Total Non-current Assets	499,696	304,740

TOTAL ASSETS	$551,000	$1,829,645
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$62,655	$608,550
Accounts Payable - Related Party	156,610	60,000
Advance from Working Interest Owner	53,090	736,992
Other Current Liabilities	172,735	-
Note Payable - Related party	50,000	50,000
Total Current Liabilities	495,090	1,455,542

Long-term Liabilities
Asset Retirement Obligation	104,100	62,029
Total Liabilities	599,190	1,517,571

Shareholders' Equity (Deficit)
Common Stock: $0.001 par value; 200,000,000 shares authorized; 61,114,602 shares issued and outstanding December 31, 2013, and 60,125,000 issued and outstanding December 31, 2012, respectively	61,115	60,125
Preferred Stock; 25,000,000 authorized; zero issued	-	-
Additional paid-in capital	1,818,389	654,155
(Deficit) Accumulated During the Development Stage	(1,927,694)	(402,206)
Total Shareholders' Equity (Deficit)	(48,190)	312,074
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$551,000	$1,829,645

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012, and The
Period From June 20, 2011 (Inception) To December 31, 2013

			Cumulative Period from Inception June 20, 2011 Through December 31,
	2013	2012	2013

Total Revenue	-	-	-

Expenses
Exploration & Leasehold Costs	457,501	142,664	655,934
Management and Consulting	119,480	101,774	221,254
General and Administration	931,607	221,711	1,153,900
Depreciation	154	1,927	2,082
Accretion on Asset Retirement Obligation	9,436	622	10,057

Total Expenses	1,518,178	468,698	2,043,227

Other Income (Expense)
Other Expenses	(7,310)	(800)	(8,110)
Interest Income	-	167	167
Gain on Sale of Oil and Gas Properties	-	123,476	123,476

Total Other Income (Expense)	(7,310)	122,843	115,533

Net (Loss)	$(1,525,488)	$(345,855)	$(1,927,694)

(Loss) per common share	$(0.02)	$(0.01)	$(0.04)

Weighted average number of shares outstanding	61,114,602	27,287,500	50,640,219

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2013, AND THE PERIOD FROM JUNE 20, 2011 (INCEPTION) TO DECEMBER 31, 2013

	COMMON STOCK		Additional Paid-In	Deficit Accumulated During Development
	Shares	Par Amount	Capital	Stage	Total Equity

Balances at Inception	-	$-	$-	$-	$-
Contributions	-	-	101,760	-	101,760
Distributions	-	-	(25,000)	-	(25,000)

Net (loss)	-	-	-	(56,351)	(56,351)
Balances at December 31, 2011	-	-	76,760	(56,351)	20,409

Proceeds from the Sales of Common Stock	5,000,000	5,000	495,000	-	500,000

Share-based payments	800,000	800	79,200	-	80,000

Contributions	-	-	166,700	-	166,700

Distributions	-	-	(109,180)	-	(109,180)

Net (loss)	-	-	-	(345,855)	(345,855)

Effects of Reverse Merger and Recapitalization	54,325,000	54,325	(54,325)	-	-

Balances at December 31, 2012	60,125,000	60,125	654,155	(402,206)	312,074

Proceeds from the Sales of Common Stock	989,602	990	624,030		625,020

Share-based compensation			540,204		540,204

Net (loss)				(1,525,488)	(1,525,488)

Balances at December 31, 2013	61,114,602	61,115	1,818,389	(1,927,694)	(48,190)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013, 2012 AND THE
PERIOD FROM INCEPTION (JUNE 20, 2011) THROUGH DECEMBER 31, 2013

	2013	2012	Cumulative Period from Inception June 20, 2011 through December 31, 2013

Cash Flows from Operating Activities:
Net (Loss)	$(1,525,488)	$(345,855)	$(1,927,694)
Adjustments to Reconcile Net (Loss) to Net Cash
(Used in) Operating Activities:
Depreciation expense	154	1,927	2,082
Accretion expense	9,436	622	10,057
(Gain) on sale of oil & gas properties	-	(123,476)	(123,476)
Stock based compensation	540,204	79,920	620,124
Changes in Assets and Liabilities:		-
(Increase)/Decrease in accounts receivable	4,066	(3,316)	(704)
(Increase)/ Decrease in prepaids and other assets	4,140	(25,055)	(21,300)
Increase/ (Decrease) in accrued expenses	172,735	-	172,735
Increase/(Decrease) in accounts payable	(545,895)	-	(13,355)
Increase/(Decrease) in accounts payable - related party	(143,390)	-	(83,390)
Net Cash (Used in) Operating Activities	(1,484,038)	(415,233)	(1,364,921)
Cash Flows from Investing Activities:
(Purchase) of oil and gas property	(845,031)	(589,670)	(1,971,315)
Proceeds from the sale of oil & gas properties	-	125,000	200,000
(Purchase) of furniture, fixtures and equipment	(1,346)	(6,613)	(7,958)
Restricted Cash	936,030	(937,067)	(1,037)
Net Cash Provided by (Used in) Investing Activities	89,653	(1,408,350)	(1,780,310)

Cash Flows from Financing Activities:
Proceeds from the sale of common stock	625,020	500,080	1,125,100
Contributions	-	166,700	213,874
(Distributions)	-	(109,180)	(134,180)
Advances From working interest owner	-	1,700,000	1,700,000
Proceeds from related party notes	240,000	110,000	290,000
Net Cash Provided by (Used In) Financing Activities	865,020	2,367,600	3,194,794
Net Increase (Decrease) in Cash and Cash Equivalents	(529,365)	544,017	49,563
Cash and Cash Equivalents at the Beginning of the Period	578,928	34,911	-
Cash and Cash Equivalents at the End of the Period	$49,563	$578,928	$49,563

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Recovery of Oil and Gas Property	$75,117	-	$75,117
Oil and Gas Properties Acquired with Accounts Payable	-	563,100	-
Asset Retirement Obligation	$(32,635)	(61,407)	$(94,042)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

Organization

North American Oil & Gas Corp. and its subsidiary (the “Company” or “NAMOG”) was originally incorporated under the name Calendar Dragon Inc. as a Nevada corporation on April 7, 2010. On October 11, 2012, the Company changed its name under Nevada law from Calendar Dragon Inc. to North American Oil & Gas Corp.

On November 20, 2012 NAMOG entered into an Agreement and Plan of Merger (the “Merger”), by and among the Company, Lani Acquisition, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company (“Lani Acquisition”), and Lani, LLC, a California limited liability company. NAMOG is primarily engaged in the business of acquiring, exploring, and developing oil and natural gas properties.

The Company is considered a Development Stage Company, as defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, “Development Stage Enterprises”. The Company's past and planned future principal business is the acquisition and development of mineral interest in the San Joaquin Basin region of California, with no operating revenue during the period presented. The Company is required to report its operations, shareholders equity (deficit) and cash flows from inception through the date that revenues are generated from management’s intended operations, among other things. Since Inception, the Company has incurred an operating loss of $1,927,694. The Company’s working capital has been generated from the sales of common stock, warrant options and from advances pursuant to the Farm-In Agreement with Avere Energy Corp. The consolidated financial statements are for the period from “Inception” to December 31, 2013.

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

Under the terms and conditions of the Merger, the Company issued 24,300,000 shares of common stock of the Company in consideration for all the issued and outstanding limited liability company membership interest in Lani. Subsequent to the Merger, on November 25, 2012, the Company offered and sold in a private offering 5,000,000 shares of common stock to East West Petroleum Corp., at an offering price of $.10 per share for aggregate offering proceeds of $500,000. The effect of the issuances is that former Lani limited liability company membership interest holders, at the time of the merger, held approximately 40.41% of the issued and outstanding shares of common stock of the Company, shareholders of the Company immediately prior to effect of the Merger held approximately 51.27% of the issued and outstanding shares of common stock of the Company, and East West Petroleum Corp. held approximately 8.32% of the issued and outstanding shares of common stock of the Company.

The Merger by which Lani, LLC became a wholly owned subsidiary of NAMOG was treated as a ”reverse acquisition” for accounting purposes. In a reverse acquisition, although NAMOG was considered to be the “legal acquirer” that is, Calendar Dragon (now known as NAMOG) survived as the parent corporation, Lani was the “accounting acquirer” (that is because Lani’s business was the more significant business).

As a result of the Merger, Lani’s financial statements became the financial statements of NAMOG, and the Company’s stockholder’s equity was recapitalized.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The company accumulated losses from Inception and has a working capital deficit at December 31, 2013. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

Management is currently involved in raising capital to continue the operations and financial requirements the Company foresees. These steps include, but are not limited to:

1)	capital raisings
2)	farm-in agreements
3)	Other Investor related interests

These steps may not be sufficient to provide the Company with the ability to continue as a going concern. Management cannot provide any assurances that the Company will be successful in its operation.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Lani, LLC. All inter-company accounts and transactions have been eliminated. These financial statements present the net assets and operations of NAMOG from the periods from Inception on June 20, 2011 to December 31, Accordingly, The financial statements as of the year ended December 31, 2013, and from the period from Inception to December 31, 2013 are those of NAMOG alone.

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

Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, commodity price outlooks, future plans to develop acreage and other relevant matters. During the year ended December 31, 2013 and the period from June 20, 2011 (Inception) to December 31, 2013, the Company recognized no impairment charges.

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

Included in the Company’s consolidated balance sheet at December 31, 2013, are the net assets of the entity’s oil and gas operations, all of which are located in San Joaquin Basin region of California and which total $472,520.

The majority of the Company’s working capital as of December 31, 2013 is from three separate Purchase and Sales Agreements that totaled $625,000. Two of these agreements included the issuance of 196,618 warrants.

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

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current income. As management of the Company does not currently believe that it is more-likely-than-not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 2013 , 2012, and 2011.

Pursuant to the merger of the Company effective as of November 16, 2012, NAMOG is a C Corporation, and Lani LLC, a California Limited Liability company is an LLC and will remain an LLC.

As of December 31, 2013, the Company had Federal net operating loss carry forwards of approximately $1,114,602 to reduce future taxable income, which expire after 2031. Interest and penalties on tax deficiencies are classified as income taxes in accordance with ASC Topic 740.

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

As of December 31, 2013 all but $704 in Company receivables has been fully collected, and, accordingly, no allowance for doubtful accounts has been recorded.

Deposits

Deposits consist of a $20,000 bond held by the State of California for plugging and abandonment expenses, and an office lease deposit of $1,300.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Accumulated depreciation for the fiscal year ended December 31, 2013 is $2,082, a $155 increase over fiscal year ended December 31, 2012 and the period from Inception to December 31, 2012, respectively.

Leases

The Company conducts its operations from leased facilities. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. Rent expense was $14,400 and $10,800 for the years ended December 31, 2013 and 2012, respectively.

Asset Retirement Obligation

The Company follows the provisions of ASC 410-10, “Asset Retirement and Environmental Obligations,” at such time as it acquires or drills oil and gas wells. The estimated fair value of the future costs associated with the dismantlement, abandonment, and restoration of oil and gas properties is recorded when incurred, generally upon acquisition or commencement of drilling of a well. The estimated costs are discounted to present values using a credit adjusted risk free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset will be depleted on the units-of-production method. The associated liability is classified in other long-term liabilities in the accompanying consolidated balance sheets. The liability will be periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. Accretion expense of $9,436 is recorded as a component of leasehold costs in the accompanying statement of operations for the year ended December 31, 2013. $622 accretion expense was incurred as of December 31, 2012.

Revenue Recognition

The Company is in the development stage and currently does not have incoming revenue.

Stock Option Plan

On December 12, 2012, the Board of Directors of the Company approved and adopted the terms and provisions of a 2012 Stock Option Plan (“Plan”) for the Company. An aggregate of 2,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or stock options which may be granted under the 2012 Stock Option Plan. A total of 850,000 options were issued in 2013. 196,618 warrants were issued in 2013, leaving the Company 953,382 shares remaining in the Plan at December 31, 2013.

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

In accordance with the accounting guidance, the company has measured its asset retirement obligation using level 3 inputs using (1) the estimated current cost of abandoning the well, (2) the estimated life of the well; (3) the estimated inflation rate over the estimated life of the well; and (4) and a discount to present value using an estimate of the Company’s credit-adjusted interest rate. As discussed in Note 4, the estimated fair value of the Company’s asset retirement obligation is $94,042 at December 31, 2013. The Company re-evaluated its initial asset retirement obligation in the quarter ending June 30, 2013 realizing an increase in its asset retirement obligation for Well 77-20 of $32,635 in its evaluation of December 31, 2012.

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

The Company is contingently liable for all of the asset retirement costs associated with the Pass Exploration 77-20 well, as opposed to its 75% working interest share of such costs. The asset retirement obligation has been calculated using the Company’s share of 75% of the working interest in the leased property. Pursuant to the Farm-In, the Company is contingently liable for 100% of the asset retirement obligation related to the Pass Exploration 77-20 well if the well proves to be incapable of producing oil or gas in commercial quantities. This well was in the drilling process as of December 31, 2013.

Financial Statement Consolidation

The Company consolidates all financial reporting entities. The purpose of consolidated financial statements is to present, primarily for the benefit of the owners and creditors of the parent, the results of operations and the financial position of a parent and all its subsidiaries as if the consolidated group were a single economic entity. There is a presumption that consolidated financial statements are more meaningful than separate financial statements and that they are usually necessary for a fair presentation when one of the entities in the consolidated group directly or indirectly has a controlling financial interest in the other entities.

Subsidiary

NAMOG has one “wholly-owned subsidiary” Lani LLC. It acquired this subsidiary through the merger on November 20, 2012.

Segment Reporting

In accordance with FASB ASC No. 280, Segment Reporting the Company has evaluated how it is organized and managed and has identified only one operating segment, which is the exploration and development of oil and gas producing properties.

Earnings (Loss) Per Share

Earnings per share is calculated in accordance with FASB ASC No. 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding, which were 61,114,602 for the year ended December 31, 2013. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Due to the reported losses, inclusion of common stock equivalents would be anti-dilutive.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net income (loss) or shareholders’ equity (deficit).

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact of the Company’s financial condition or results of its operations. Various accounting standards and interpretations were issued in. The Company has evaluated the recently issued accounting pronouncements that are effective in 2013 and believe that none of them will have a material effect on the Company’s financial position, results or operations, or cash flows when adopted.

NOTE 4 – OIL AND GAS PROPERTIES

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

On November 13, 2012, NAMOG entered into a Farm-In Agreement (“Farm-In”) with Avere Energy Corp, a Delaware corporation (“Avere”) to develop leaseholds in the San Joaquin Basin. Avere was assigned a 25% working interest in the Tejon Ranch Extension leases, a 21.25% interest in the Tejon Main Area leases, and a 50% working interest in the White Wolf lease. Pursuant to the Farm-In, Avere’s obligation was to transfer $2,200,000 for use in NAMOG’s operations. These operations include 100% of the working interest costs associated with drilling and testing one (1) exploration well in the Tejon Extension area (in an amount up to a maximum of $1,300,000), $347,500 to secure additional leaseholds in the White Wolf prospect area, and $552,500 to drill a well in the Tejon Main lease area.

The Farm-In was amended on March 4, 2013. The amendment corrected an administrative error in Section 1.3(d)(ii) of the Farm-in to provide that Avere shall provide NAMOG with $347,500 to be used for delay rentals or leasing new acreage in White Wolf. The Farm-In incorrectly stated the amount for White Wolf operations at $647,500. In addition, the wording of Section 1.3(f) of the Agreement had indicated that a $500,000 purchase of common stock by East/West petroleum at $.10 per share was to be exclusively used for White Wolf acquisition purchases. The amendment to the Farm-In allow for more flexibility of use of this capital to include working on existing projects (including the Tejon Main Area and the Tejon Ranch Extension).

On August 1, 2013 the Company and Avere entered into a Purchase and Sale Agreement with Solimar to purchase an additional interest in the Tejon Main leaseholds. This Agreement resulted in the Company retaining 40% working interest in the Tejon Main Lease, with Avere holding a 50% working interest, and Solimar holding a 10% working interest.

Combined, the Company at December 31, 2013 has over 174 leaseholds in the San Joaquin Basin with one to four (4) year terms that expire through December 2017.

Oil and gas properties consist of the following:

	Twelve Months Ending December 31, 2013	Twelve Months Ending December 31, 2012

Oil and Gas Property
Unproved Leaseholds	$378,478	$217,347
Asset Retirement Obligation	94,042	61,407

Total Oil and Gas Properties	$472,520	$278,754

NOTE 5 – FURNITURE, FIXTURES AND EQUIPMENT

A summary of our furniture, fixtures and equipment as of December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012

Property & Equipment
Office Furniture	$2,564	$2,564
Computers	5,394	4,049
Subtotal - Equipment	7,958	6,613
(Less): Accumulated Depreciation	(2,082)	(1,927)
Net Furniture, Fixtures and Equipment	$5,876	$4,686

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company entered into a short-term loan with ASPS Energy Investments, Ltd. (“ASPS”), on September 7, 2012, for the principal sum of $50,000, with interest rate of 3%.  The note was due and payable on September 6, 2013, when the outstanding amount of principal and interest was due in full. This note has since been converted to Common Stock.

On November 13, 2012, the Company entered into a Farm-In agreement with Avere Energy Corp (“Avere”), a wholly owned subsidiary of East West Petroleum Corp. According to the provisions of the agreement, Avere was to fund $300,000 for overhead, which was funded at 100% as of May 1, 2013. The Company has repaid through cash and overhead deductions in the amount of $143,390 leaving the debt remaining at December 31, 2013 of $156,610. Additionally, Avere has provided $1,300,000 to finance the drilling of Well 77-20 in exchange for a 25% working interest in the Tejon Extension. Well 77-20 has been drilled, and is currently shut in while reviewing additional testing possibilities. As of December 31, 2013 Avere has contributed $1,337,019 towards Well 77-20, with NAMOG’s contribution at $115,275.

Through the Farm-In agreement, Avere is to fund $347,500 in total to acquire the White Wolf Prospect in exchange for a 50% working interest. As of December 31, 2013 NAMOG secured 4,663 gross acres, 2,239 net acres, at an average cost per net acre of $135.18. The total costs for the White Wolf leasing acquisition program through December 31, 2013 is $399,823. Avere’s share of these costs at December 31, 2013 is $292,186 leaving a remaining obligation from Avere of $55,314 per this agreement.

On February 1, 2013, the Company entered into a consulting contract with a Board Director, Cosimo Damiano. The consulting contract is for twelve months beginning January 2013 at a rate of $5,000 per month, and covers a variety of consulting activities in the management and operations of the Company. For the twelve (12) month period ending December 31, 2013 the Company incurred consulting fees totaling $60,000, $40,000 of which is included in accounts payable as of December 31, 2013.

On April 1, 2013 Donald Boyd, Operations Manager, and Robert Skerry Hoar, Managing Geologist, agreed to termination of services as full time employees, and signed Consulting Agreement contracts with the Company this same date. The contracts stipulate $5,000 per month fixed compensation for consulting services in the ongoing operations of NAMOG.

NOTE 7 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	December 31, 2013	December 31, 2012

Asset retirement obligation, beginning of period	$62,029	$-
Adjustments to Original ARO Asset	32,635	-
Liabilities incurred from new drilling	-	61,407
Accretion expenses	9,436	622

Asset retirement obligation, end of period	$104,100	$62,029

NOTE 8 – INCOME TAXES

As of December 31, 2012, and 2013 the Company had deferred tax assets amounting to approximately $142,000 and $813,669, respectively. These tax assets are a result of net operating losses and differences between the book and tax basis in oil and gas properties. A valuation allowance has been established due to the uncertainty of the utilization of the operating losses in future periods. As a result, in both years the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carry forwards will begin to expire in 2031.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is the result of the following:

	2013	2012
Deferred Tax Assets, Net
Net Operating Loss Carry forward	$635,240	$60,400
Basis of Property & Equipment	178,429	81,600
(Less: Valuation Allowance)	(813,669)	(142,000)

Total Deferred Income tax asset, Net	$-	$-

The provision for income taxes consists of the following components:

	2013	2012
Current Tax Benefit
Federal	$-	$27,000
State	-	8,000

	-	35,000

Deferred Tax Benefit
Federal	646,638	83,000
State	167,031	24,000

	813,669	107,000

Valuation Allowance
Federal	(646,638)	(110,000)
State	(167,031)	(32,000)

	(813,669)	(142,000)

Total	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

On January 27, 2014, the Company entered into a Stock Purchase Agreement with Oel und Erdgazforshung AG, a German Corporation, for the sale and issuance of 854,701 shares of the Company’s common stock for a purchase price of $200,000, and warrants to purchase an aggregate of 100,000 shares of Common Stock, at an exercise price of $.30 per share. The Warrants are exercisable immediately and expire January 27, 2017.

On February 3, 2014, ASPS elected to convert its $50,000 loan plus interest to date (totaling $52,153) to Two Hundred-thousand, Five Hundred-ninety (200,590) common shares based on the previous days close (Friday, January 31, 2014) of $0.26 per share.