Form 10-Q
period 2014-03-31
North American Oil & Gas Corp.
filed 2014-05-19
CIK 1515635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of March 31, 2014, there were 62,869,337 shares of registrant’s common stock outstanding.

NORTH AMERICAN OIL & GAS CORP.

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current Assets
Cash and Cash Equivalents	$101,005	$49,563
Accounts Receivable	683	704
Total Current Assets	101,688	50,267

Long Term Assets
Restricted Cash	-	1,037

Oil and Gas Properties, Unproved, Successful Efforts method	475,998	472,520
Furniture, Fixtures, and Equipment	5,514	5,876
Deposits	21,300	21,300
Total Non-current Assets	502,812	499,696

TOTAL ASSETS	$604,500	$551,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$77,707	$62,655
Accounts Payable - Related Party	106,610	156,610
Advance from Working Interest Owner	37,509	53,090
Other Current Liabilities	208,796	172,735
Note Payable - Related party	-	50,000
Total Current Liabilities	430,622	495,090

Long-term Liabilities
Asset Retirement Obligation	106,420	104,100
Total Liabilities	537,591	599,190

Shareholders' Equity (Deficit)
Common Stock: $0.001 par value; 200,000,000 shares authorized; 62,869,337 and 61,114,602 shares issued and outstanding, respectively	62,864	61,115
Preferred Stock; 25,000,000 authorized; zero issued	-	-
Additional paid-in capital	2,260,882	1,818,389
Deficit Accumulated During the Development Stage	(2,256,288)	(1,927,694)
Total Shareholders' Equity (Deficit)	67,458	(48,190)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$604,500	$551,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,		Cumulative Period from Inception June 20, 2011 Through March 31,
	2014	2013	2014

Expenses
Exploration & Leasehold Costs	28,694	362,540	684,629
Management and Consulting	40,500	15,000	261,754
General and Administration	256,057	332,196	1,409,957
Depreciation expense	362	39	2,443
Accretion expense	2,320	1,562	12,378

Total Expenses	327,934	711,337	2,371,161

Other Income (Expense)
Other Income (Expense)	1,493	(5,650)	(6,617)
Interest Expense	(2,154)	-	(1,986)
Gain on Sale of Oil and Gas Properties	-	-	123,476

Total Other Income (Expense)	(660)	(5,650)	114,873

Net Loss	$(328,594)	$(716,987)	$(2,256,288)

Net Loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	61,869,237	60,125,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended March 31,		Cumulative Period from Inception June 20, 2011 Through March 31,
	2014	2013	2014

Cash Flows from Operating Activities:
Net (Loss)	$(328,594)	$(716,987)	$(2,256,288)
Adjustments to Reconcile Net (Loss) to Net Cash
(Used in) Operating Activities:
Depreciation expense	362	39	2,444
Accretion expense	2,320	1,562	12,377
(Gain) on sale of oil & gas properties	-	-	(123,476)
Stock based compensation	92,090	235,550	712,393
Changes in Assets and Liabilities:
(Increase)/Decrease in accounts receivable	21	3,028	(683)
(Increase)/ Decrease in prepaids and other assets	-	1,242	(21,300)
Increase/ (Decrease) in accrued expenses	36,059	61,943	208,795
Increase/(Decrease) in accounts payable	17,206	(523,527)	3,851
Increase/(Decrease) in accounts payable - related party	(50,000)	150,000	(133,390)
Net Cash Used in Operating Activities	(230,535)	(787,150)	(1,595,277)

Cash Flows from Investing Activities:
Purchase of oil and gas property	(19,059)	(481,382)	(1,990,374)
Proceeds from the sale of oil & gas properties	-	-	200,000
Purchase of furniture, fixtures and equipment	-	(1,345)	(7,958)
Restricted Cash	1,037	-	-
Net Cash Used in Investing Activities	(18,023)	(481,382)	(1,798,332)

Cash Flows from Financing Activities:
Proceeds from the sale of common stock	300,000	-	1,424,920
Contributions	-	-	213,874
(Distributions)	-	-	(134,180)
Advances From working interest owner	-	-	1,700,000
Proceeds from related party notes	-	-	290,000
Net Cash Provided by Financing Activities	300,000	-	3,494,614

Net Increase (Decrease) in Cash and Cash Equivalents	51,442	(1,269,877)	101,005
Cash and Cash Equivalents at the Beginning of the Period	49,563	1,515,995	-
Cash and Cash Equivalents at the End of the Period	$101,005	246,118	$101,005

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Recovery of Oil and Gas Property	$-	$75,117	$75,117
Asset Retirement Obligation	-	61,407	94,042
Shares issued for conversion of debt	52,154	-	52,154
AP for oil and gas additions	15,581	-	15,581

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 25, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated condensed financial statements to maintain consistency between periods presented. The reclassifications had no impact on net (loss) or stockholders’ equity (deficit).

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The Company has accumulated losses of $2,256,288 from Inception through March 31, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company entered into a short-term loan with ASPS Energy Investments, Ltd. (“ASPS”), on September 7, 2012, for the principal sum of $50,000, with interest rate of 3%. The note was due and payable on September 6, 2013, when the outstanding amount of principal and interest was due in full. On February 3, 2014, the outstanding principal of $50,000 as well as accrued interest of $2,154 was converted into 200,590 shares of common stock at a price of $0.26 per share.

On November 13, 2012, the Company entered into a Farm-In agreement with Avere Energy Corp (“Avere”), a wholly owned subsidiary of East West Petroleum Corp. According to the provisions of the agreement, Avere was to fund $300,000 for overhead, which was funded at 100% as of May 1, 2013. The Company has repaid through cash and overhead deductions in the amount of $193,390 leaving the debt remaining at March 31, 2014 of $106,610. Additionally, Avere has provided $1,300,000 to finance the drilling of Well 77-20 in exchange for a 25% working interest in the Tejon Extension. Well 77-20 has been drilled, and is currently shut in while reviewing additional testing possibilities. As of March 31, 2014 Avere has contributed $1,337,019 towards Well 77-20, with NAMOG’s contribution at $115,275.

Through the Farm-In agreement, Avere is to fund $347,500 in total to acquire the White Wolf Prospect in exchange for a 50% working interest. As of March 31, 2014 NAMOG secured 4,663 gross acres, 2,239 net acres, at an average cost per net acre of $135.18. The total costs for the White Wolf leasing acquisition program through March 31, 2014 is $399,823. Avere’s share of these costs at March 31, 2014 is $304,868 leaving a remaining obligation from Avere of $42,632 per this agreement.

On February 1, 2013, the Company entered into a consulting contract with a Board Director, Cosimo Damiano. The consulting contract is for twelve months beginning January 2013 at a rate of $5,000 per month, and covers a variety of consulting activities in the management and operations of the Company. For the twelve (12) month period ending December 31, 2013 the Company incurred consulting fees totaling $60,000, $30,000 of which is included in accounts payable as of March 31, 2014.

On April 1, 2013 Donald Boyd, Operations Manager, and Robert Skerry Hoar, Managing Geologist, agreed to termination of services as full time employees, and signed Consulting Agreement contracts with the Company this same date. Each individual contract stipulates $5,000 per month fixed compensation for consulting services in the ongoing operations of NAMOG.

NOTE 4 – COMMON STOCK

On January 27, 2014, the Company entered into a Stock Purchase Agreement with Oel und Erdgazforshung AG, a Nevis Corporation, for the sale and issuance of 854,701 shares of the Company’s common stock for a purchase price of $200,000, and warrants to purchase an aggregate of 100,000 shares of Common Stock, at an exercise price of $.30 per share. The Warrants are exercisable immediately and expire January 27, 2017.

On February 3, 2014, ASPS elected to convert its $50,000 loan plus interest to date (totaling $52,154) to Two Hundred-thousand, Five Hundred-ninety (200,590) common shares based on the previous day’s close (Friday, January 31, 2014) of $0.26 per share.

On March 28, 2014, the Company entered into a Stock Purchase Agreement with Oel und Erdgazforshung AG, a Nevis Corporation, for the sale and issuance of 694,444 shares of the Company’s common stock for a purchase price of $100,000, and warrants to purchase an aggregate of 50,000 shares of Common Stock, at an exercise price of $.18 per share. The Warrants are exercisable immediately and expire March 28, 2017

NOTE 5 – STOCK OPTIONS

The Company awarded Linda Gassaway, Chief Financial Officer, 500,000 shares of stock options on April 1, 2013. The restricted stock options were offered at an exercise price of $.80 per share, and will vest one year from date of grant.

The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 202.5%, risk free interest rate of 0.76%; and expected term of five years.

During the three months ended March 31, 2014, the Company recorded stock-based compensation of $92,090 related to options granted in prior periods. At March 31, 2014 the weighted average remaining life of the stock options is 4.13 years. All options have been fully amortized as of March 31, 2014.

NOTE 6 – SUSBSEQUENT EVENTS

On April 30, 2014 the Company entered into a Purchase and Sale Agreement (“Agreement”) with Edwin S. Nichols Exploration, Inc., a Texas corporation (“Seller”). The Company purchased ninety-five percent (95%) of Seller’s interest in the “Paid-Up” Oil and Gas Lease covering lands located in Crockett County, State of Texas, more specifically, leases dated June 16, 2012 referred to as the Padgitt Leases covering 596 net acres. The Company acquired these leases for the purchase price of $750 per acre (total consideration equal to $424,650). The terms of the Agreement required the Company to provide a non-refundable deposit of $20,000 upon signing (April 20, 2014), with another payment of $200,000 due on June 30, 2014, and final payment of $204,650 due on September 2, 2014.

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

Overview

The Company began oil and gas exploration in California in June 2011 through our subsidiary Lani. The Company is currently focused on oil and natural gas exploration, exploitation and development operations in projects targeted primarily in the San Joaquin Basin, California. The current Company prospects are: 1) Tejon Main prospect, 2) Tejon Extension prospect, and 3) White Wolf project.

The Company drilled its inaugural exploratory well on the Tejon Ranch Extension on November 25, 2012. We completed drilling on Well 77-20 in December 2012. Seven zones were tested and, due to the results,, the well was shut-in on February 13, 2013. Further review of seismic data is ongoing and the well continues to be shut-in until Management determines if further zonal testing is economically feasible.

The Company licensed seismic data over a 3,429 gross acres (2,946 net acres) over our Tejon Extension and Tejon Main prospect in February 2013. Consulting geologists completed an exhaustive analysis on this 3D survey in September 2013. We have finished the mapping and volumetric analysis of the 14 prospects previously identified and further refined the extent of, and reducing the associated technical risk of our prospects. This work has allowed the Company to prioritize its prospect inventory in terms of geologic risk, resource potential, drilling difficulty and permitting issues.

The prospects include 5 target horizons; the Eocene, Vedder, Jv, Olcese, Reserve and Transition Zone.

Based on the findings in the 3D evaluation, the Company had originally budgeted to drill a well on the Tejon Main prospect. In the first quarter of 2014, Management re-evaluated its drilling plans for 2014, and the timing of drilling. The Company plans to drill a well on the Tejon Extension lease based on adequate funding. The Company plans to drill this well in the third or forth quarter of 2014.

During the period ending March 31, 2014 the Company continued its aggressive acquisition program in the White Wolf prospect. The Company has acquired additional leases in this prospect totaling approximately 1,156 gross, and 1,054 net acres in this prospect.

NAMG owns lease interests in over 176 individual leases covering its three prospects. On the Tejon Ranch Main lease the Company holds 2,874 gross acres and 2,600 net acres; on the Tejon Ranch Extension lease the Company holds 546 gross acres and 346 net acres; and on the White Wolf leases the Company holds 4,823 gross acres and 2,098 net acres. The majority of these leaseholds are held for primary terms of five years. The current leaseholds are set to expire over various periods from now until February 26, 2018 if no additional lease terms are negotiated or extended

Projects in the next 12 months, subject to raising the capital requirements:

Subject to obtaining additional financing, the following drilling and testing may be pursued. The projects and our share of the estimated costs are listed below:

Estimated cost based on expected participating working interest.

Project	Current WI%	No. Wells	Procedure	Est. Net Cost
Tejon Extension	75%	1	New Drill	$1.0MM
Tejon Main	40%	1	New Drill	$2.5MM

Consolidated Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues from Operations - The Company had no revenues for the three-month periods ending March 31, 2014 and 2013.

Expenses from Operations - The Company incurred operating expenses of $327,934 for the three-month period ending March 31, 2014; a decrease of $383,403 compared to $711,337 for the three-month period ending March 31, 2013. The operating expense decrease is largely due to a reduction in geological and geophysical consulting fees of $333,845. The remaining reduction in operating expenses was due largely to a decrease in outside accounting expense due in large part to reduced audit fee costs.

Other Income/Expenses – For the three month period ending March 31, 2014 the Company had $1,493 in other income due to a refund of fees from the California Franchise Tax board, which was offset by $2,154 in interest expense. At March 31, 2013, the company incurred $5,650 in other expenses related to California State franchise tax fees.

Liquidity – At March 31, 2014, the Company had a cash balance of $101,005, compared to a cash balance at March 31, 2013 of $246,118. This decrease in cash is attributed to overall operating expenses.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of production to produce significant revenues.

Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs beyond December 2014 as well as any large capital requirements necessary for additional oil and gas exploration.

Based on the Company’s current expectations, and, along with subsequent events involving stock purchase, we believe that we are only sufficiently funded through December 2014. We do not have any firm commitments to raise additional capital nor is there any assurance sufficient capital will be available at acceptable terms.

The cash requirements of the Company may have a material impact on our liquidity. The reasons for this are:

The Company has only secured sufficient funds to maintain its current operations through December 2014. There is an uncertainty as to whether the Company can maintain operations through the fourth quarter of 2014 without securing additional capital through cash raisings, or investor project participation; and there is no certainty that the Company can achieve profitable levels in the oil and gas exploration field, or that it will be able to raise additional capital through any means.

Net Cash Used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2014 was $230,536, compared to $787,150 used in operating activities in the three months ended March 31, 2013. The decrease in cash used in operating activities was primarily related to a decrease account payable resulting from drilling activities in the first quarter of 2013, as well as a decrease in stock based compensation related expenses.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $18,022 compared to $482,727 in the three months ended March 31, 2013. The costs for both periods relate to our oil and gas acquisitions and development.

Cash Flows From Financing Activities

Cash provided by financing activities for the three months ended March 31, 2014 was $300,000 compared to $0 provided in the three months ended March 31, 2013. Financing activities during the three months ended March 31, 2014 related to cash sales of our common stock to investors.

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

Despite the inherent imprecision in these engineering estimates, accounting rules require disclosure of “proved” reserve estimates due to the importance of these estimates to better understand the perceived value and future cash flows of a company’s E&P operations. There are several authoritative guidelines regarding the engineering criteria that must be met before estimated reserves can be designated as “proved

At March 31, 2014 the Company does not have any Proved Reserves.

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

Internal controls over financial reporting and material weakness previously identified

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Stock Purchase Agreement, dated January 27, 2014, filed as an Exhibit to the Company’s Form 8-K, filed on February 3, 2014 and incorporated herein by reference.

10.2	Stock Purchase Agreement between North American Oil & Gas Corp. and ASPS Energy Investments Ltd., dated April 3, 2014.

10.3	Stock Purchase Agreement, dated March 28, 2014, between North American Oil & Gas Corp. and Oel und Erdgazforshung, AG.

10.4	Purchase and Sale Agreement between North American Oil & Gas Corp. and Edwin S. Nichols Exploration, Inc. dated April 20, 2014.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

NORTH AMERICAN OIL & GAS CORP.

Date: May 16, 2014	By:	/s/ Robert Rosenthal
Robert Rosenthal
Chief Executive Officer

Date: May 16, 2014	By:	/s/ Linda Gassaway
Linda Gassaway
Chief Financial Officer