Form 10-Q
period 2014-06-30
North American Oil & Gas Corp.
filed 2014-08-27
CIK 1515635

UNITED STATES
Securities and exchange commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________TO _______________

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

As of August 18, 2014, there were 62,869,337 shares of registrant’s common stock outstanding.

NORTH AMERICAN OIL & GAS CORP.

NORTH AMERICAN OIL & GAS CORP.
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$18,590	$49,563
Accounts Receivable	823	704
Total Current Assets	19,413	50,267
Restricted Cash	-	1,037
Oil and Gas Properties, Successful Efforts method	496,764	472,520
Furniture, Fixtures, and Equipment	5,153	5,876
Deposits	21,300	21,300
Total Non-current Assets	523,217	500,733

TOTAL ASSETS	$542,630	$551,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$110,594	$62,655
Accounts Payable - Related Party	106,610	156,610
Advance from Working Interest Owner	34,176	53,090
Other Current Liabilities	251,855	172,735
Note Payable - Related party	-	50,000
Total Current Liabilities	503,235	495,090

Long-term Liabilities
Asset Retirement Obligation	108,742	104,100
Total Liabilities	611,977	599,190

Shareholders' Equity (Deficit)
Common Stock: $0.001 par value; 200,000,000 shares authorized; 62,864,337 AND 61,114,602 shares issued and outstanding, respectively	62,864	61,115
Preferred Stock; 25,000,000 authorized; zero issued	-	-
APIC - Stock Options	2,260,882	1,818,389
(Deficit) Accumulated During the Development Stage	(2,393,093)	(1,927,694)
Total Shareholders' Equity (Deficit)	(69,347)	(48,190)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$542,630	$551,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Expenses
Exploration & Leasehold Costs	$14,100	$47,662	$42,795	$410,202
Management and Consulting	10,000	39,980	50,500	54,980
General and Administration	109,773	236,848	365,829	569,046
Depreciation	361	39	723	78
Accretion on Asset Retirement Obligation	2,322	1,562	4,642	3,123

Total Expenses	136,556	326,091	464,489	1,037,428

Other Income (Expense)
Interest Expense	-	-	(2,153)	-
Other Income (Expense)	(250)	-	1,243	(5,650)

Total Other Income (Expense)	(250)	-	(910)	(5,650)

Net (Loss)	$(136,306)	$(326,091)	$(465,399)	$(1,043,078)

(Loss) per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	62,864,337	60,287,222	62,372,315	62,206,111

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net (Loss)	$(465,399)	$(1,043,078)
Adjustments to Reconcile Net (Loss) to Net Cash
(Used in) Operating Activities:
Depreciation expense	723	78
Accretion expense	4,642	3,123
Stock based compensation	92,089	356,173
Changes in Assets and Liabilities:
(Increase)/Decrease in accounts receivable	(119)	4,613
(Increase)/ Decrease in prepaids and other assets	-	2,484
Increase/ (Decrease) in accrued expenses	79,120	86,616
Increase/(Decrease) in accounts payable	50,092	(541,786)
Increase/(Decrease) in accounts payable - related party	(50,000)	240,000
Net Cash (Used in) Operating Activities	(288,852)	(891,776)
Cash Flows from Investing Activities:
(Purchase) of oil and gas property	(43,158)	(537,715)
(Purchase) of furniture, fixtures and equipment	-	(1,345)
Restricted Cash	1,037	891,002
Net Cash Provided by (Used in) Investing Activities	(42,121)	(351,942)
Cash Flows from Financing Activities:
Proceeds from the sale of common stock	300,000	20
Net Cash Provided by Provided by Financing Activities	300,000	20
Net Increase (Decrease) in Cash and Cash Equivalents	(30,973)	(539,814)
Cash and Cash Equivalents at the Beginning of the Period	49,563	578,927
Cash and Cash Equivalents at the End of the Period	$18,590	$39,113

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Shares issued for conversion of debt	$52,153	-
AP for oil and gas additions	$18,914	-
Recovery of Oil and Gas Property	-	$75,117
Asset Retirement Obligation	-	$30,619

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 25, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The Company has accumulated losses of $2,393,093 and has a working capital deficit of $483,822 at June 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company entered into a short-term loan with ASPS Energy Investments, Ltd. (“ASPS”), on September 7, 2012, for the principal sum of $50,000, with interest rate of 3%. The note was due and payable on September 6, 2013, when the outstanding amount of principal and interest was due in full. On February 3, 2014, the outstanding principal of $50,000 as well as accrued interest of $2,153 was converted into 200,590 shares of common stock at a price of $0.26 per share.

On November 13, 2012, the Company entered into a Farm-In agreement with Avere Energy Corp (“Avere”), a wholly owned subsidiary of East West Petroleum Corp. According to the provisions of the agreement, Avere was to fund $300,000 for overhead, which was funded at 100% as of May 1, 2013. The Company has repaid through cash and overhead deductions in the amount of $193,390 leaving the debt remaining at June 30, 2014 of $106,610. Additionally, Avere has provided $1,300,000 to finance the drilling of Well 77-20 in exchange for a 25% working interest in the Tejon Extension. Well 77-20 has been drilled, and is currently shut in while reviewing additional testing possibilities. As of June 30, 2014 Avere has contributed $1,337,019 towards Well 77-20, with NAMOG’s contribution at $115,275.

Through the Farm-In agreement, Avere is to fund $347,500 in total to acquire the White Wolf Prospect in exchange for a 50% working interest. As of June 30, 2014 NAMOG secured 4,663 gross acres, 2,239 net acres, at an average cost per net acre of $135.18. The total costs for the White Wolf leasing acquisition program through June 30, 2014 is $399,823. Avere’s share of these costs at June 30, 2014 is $304,868 leaving a remaining obligation from Avere of $42,632 per this agreement.

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

On July 23, 2014, the Company entered into a short-term promissory note (the “Note”) with ASPS Energy Investments Ltd., a company whose voting and investment control is held by Mr. Robert Rosenthal, the Company’s President and Chief Executive Officer. The Note is for a principal amount of $20,000, bears interest at the rate of 4% per annum, and is payable on or before August 26, 2014. The proceeds from the Note will be used for the Company’s general business purposes.

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

During the six months ended June 30, 2014, the Company recorded stock-based compensation of $92,089 related to options granted in prior periods. At June 30, 2014 the weighted average remaining life of the stock options is 4 years. All options have been fully amortized as of June 30, 2014.

NOTE 6 – SUSBSEQUENT EVENTS

On July 23, 2014, the Company entered into a short-term promissory note (the “Note”) with ASPS Energy Investments Ltd., a company whose voting and investment control is held by Mr. Robert Rosenthal, the Company’s President and Chief Executive Officer. The Note is for a principal amount of $20,000, bears interest at the rate of 4% per annum, and is payable on or before August 26, 2014. The proceeds from the Note will be used for the Company’s general business purposes.

On August 12, 2014 the Company entered into a Securities Purchase Agreement with WHC Capital, LLC. (“the Investor”). The Securities Purchase Agreement provides the Company with a note in the principal amount of $210,000 and offers warrants, expiring thirty-six months from the execution of the Agreement and exercisable into 500,000 common shares of the Company’s Common Stock at $.15 per share.

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

Overview

NAMG is an exploration and development stage oil and gas company. The Company through its subsidiary Lani, LLC was formed on June 20, 2011 to purchase, operate, explore and develop oil and gas properties. NAMG acquired oil and gas leases and began development of a plan for oil and gas exploration and producing operations. The Company is actively engaged in leasing properties focused in the San Joaquin Basin in California, and pursuing crude oil and natural gas opportunities, with existing foundation assets targeting exploration and exploitation of oil and gas projects located near infrastructure and existing discoveries.

NAMG owns lease interests in over 174 individual leases covering its three prospects. On the Tejon Ranch Main lease the Company holds 4,300 gross acres and 426 net acres; on the Tejon Ranch Extension lease the Company holds 472 gross acres and 346 net acres; and on the White Wolf leases the Company holds 4,645 gross acres and 2,286 net acres. The majority of these leaseholds are held for primary terms of five years. The current leaseholds are set to expire over various periods from now until February 26, 2018 if no additional lease terms are negotiated or extended.

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

The Company plans to continue using a combination of capital raisings and farm-in opportunities to develop NAMG’s leased acreage. The leaseholds are not held by drilling, and all required lease payments are made in order to retain properties for development of exploration and drilling.

History and Corporate Structure

NAMG was incorporated as Calendar Dragon, Inc. on April 8, 2010 in the State of Nevada. From inception until the completion of the reverse acquisition on November 20, 2012, the Company was in the development stage of creating a new calendaring software application. On October 11, 2012, the Company filed an amendment to its Articles of Incorporation changing its name to North American Oil & Gas Corp. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the merger we ceased prior operations and are now engaged in an exploration stage oil and gas enterprise focused on the acquisition, stimulation, rehabilitation and asset improvement of leased acreage in California. NAMG has no developed reserves or production, and has not realized any revenues from operations.

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

This seismic evaluation also indicated new target zones to test in our shut-in Well 77-20. NAMG has tentatively budgeted to reopen the Well 77-20 in 2014 for further testing at a cost of NAMG’s 75% working interest share at $100,000. This testing, however, is predicated on the Company’s ability to raise sufficient capital to proceed.

Based on the finding in the 3D evaluation, the Company has budgeted to drill a well on the Tejon Main prospect in late-2014 subject to the Company’s ability to raise sufficient capital to fund the project. The Company has started the permitting process of two wells.

On August 1, 2013 NAMG and Avere entered into a Purchase and Sale Agreement with Solimar to purchase an additional interest in the Tejon Main leaseholds. This Agreement resulted in NAMG increasing our working interest to 40% in the Tejon Main Lease, as well as operatorship on the deep depths. Avere, through this acquisition now holds a 50% working interest, with Solimar holding a 10% working interest.

During the period ending December 31, 2013 the Company oversaw an aggressive acquisition program in the White Wolf prospect. As of June 30, 2014 the Company continued its aggressive acquisition program in the White Wolf prospect. The Company has acquired additional leases in this prospect totaling approximately 1,156 gross, and 1,054 net acres in this prospect.

Development

Beginning in June 2011, NAMG has focused on California projects, in proven, prolific hydrocarbon provinces. NAMG specifically is focused on three projects within the San Joaquin Basin; Tejon Ranch Extension, Tejon Main, and White Wolf. Within these three projects, NAMG has built up leasehold acreage. From June 2011 through December 2013 the Company went from approximately 3,209 net acres of leasehold property to over 5,198 net acres of leasehold properties. The cost incurred for this additional 1,989 leasehold acreage acquisition has been approximately $292,186, and approximately $27,500 for previous acreage. The exploration drilling and testing of the 77-20 well totaled $1,452,294, with $1,300,000 covered by Avere, as agreed to in the Farm-In, with the remainder allocated per the working interest percentages.

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

On August 1, 2013 NAMG acquired additional interest percentage in the Tejon Main lease from Solimar, for a purchase price of $125,000. This purchase secured additional interest, bringing the Company‘s working interest percent to 40%, as well as operatorship over both the shallow and deep well depth locations.

NAMG is in the exploratory stage of oil and gas projects and has no current production. Our infrastructures and geographical locations are based near other oil and gas discoveries within California, and, throughout California, there are over twenty proven end user markets (refineries). NAMG will geographically rely on approximately four oil and gas refineries. The refineries are competitive with market prices; NAMG ‘s future consideration for an oil and gas customer will be based on transportation costs, facility costs, and pipeline costs.

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

Consolidated Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Expenses from Operations - The Company incurred operating expenses of $136,556 for the three-month period ending June 30, 2014; a decrease of $189,535 compared to $326,091 for the three-month period ending June 30, 2013. The operating expense decrease is largely due to a large decrease in outside accounting and legal expenses as a result of reduced activity and governmental filings.

Other Income/Expenses – For the three-month period ending June 30, 2014 the Company had other expenses of $250, a small increase from the previous period due to California Franchise Tax Board statements.

Consolidated Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Expenses from Operations - The Company incurred operating expenses of $464,489 for the six-month period ending June 30, 2014; a decrease of $572,940 compared to $1,037,429 for the six-month period ending June 30, 2013. The operating expense decrease is largely due to a large decrease in drilling activities.

Other Income/Expenses – For the six-month period ending June 30, 2014 the Company had $1,243 in other income due to a refund of fees from the California Franchise Tax board, which was offset by $2,153 in interest expense. At March 31, 2013, the company incurred $5,650 in other expenses related to California State franchise tax fees.

Liquidity – At June 30, 2014, the Company had a cash balance of $18,590, compared to a cash balance at June 30, 2013 of $39,113. This decrease in cash is attributed to overall operating expenses.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of production to produce significant revenues.

Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs beyond December 2014 as well as any large capital requirements necessary for additional oil and gas exploration. The Company is looking for outside funding, loans, partner agreements and all other courses at their disposal to improve the sources for capital.

Based on the Company’s current expectations, and, along with subsequent events involving stock purchase, we continue to believe that we are only sufficiently funded through December 2014. We have listed our firm commitments with plans to continue raising capital through agreements put in place for ‘Finder Fee’s, etc. There is no assurance sufficient capital will be available at acceptable terms.

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

Net Cash Used in Operating Activities

Cash used in operating activities in the three months ended June 30, 2014 was $288,825, compared to $891,776 used in operating activities in the three months ended June 30, 2013. The decrease in cash used in operating activities was primarily related to a decrease stock based compensation related expenses. In addition, the Company finds itself reducing its accounts payable as monthly administrative overhead costs are reduced.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended June 30, 2014 was $42,121 compared to $351,942 provided by investing activity in the three months ended June 30, 2013. The decrease in cash provided by investing activities is due to additions in the prior year that were funded through restricted cash.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the three months ended June 30, 2014 was $300,000 compared to $20 provided in the three months ended June 30, 2013. Financing activities during the three months ended June 30, 2014 related to cash sales of our common stock to investors.

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

Despite the inherent imprecision in these engineering estimates, accounting rules require disclosure of “proved” reserve estimates due to the importance of these estimates to better understand the perceived value and future cash flows of a company’s E&P operations. There are several authoritative guidelines regarding the engineering criteria that must be met before estimated reserves can be designated as “proved

At June 30, 2014 the Company does not have any Proved Reserves.

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

Internal controls over financial reporting and material weakness previously identified

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Security Purchase Agreement between North American Oil & Gas Corp. and WHC Capital dated August 12, 2014.

10.2	Promissory note between North American Oil & Gas Corp. and ASPS dated July 28, 2014.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________________
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

NORTH AMERICAN OIL & GAS CORP.

Date: August 27, 2014	By:	/s/ Robert Rosenthal
Robert Rosenthal
Chief Executive Officer

Date: August 27, 2014	By:	/s/ Linda Gassaway
Linda Gassaway
Chief Financial Officer