Form 10-K/A
period 2013-12-31
North American Oil & Gas Corp.
filed 2014-09-15
CIK 1515635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1
to
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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐N/A

There were 61,114, 802 shares of the registrant’s common stock outstanding as of March 19, 2014.

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

North American Oil & Gas Corp. (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”).  The sole purpose of this Amendment No. 1 is to revise the 10-K annual filing to conform with certain changes that are necessary to corresponding information that appears in our S-1/A Registration Statement, as filed with the Securities and Exchange Commission on August 8, 2014 Registration No. 333-195130.

Except to correct Items 1 – Business, 2 – Properties, 8 – Financial Statements and Supplementary Data, Item 10 – Identification of Directors and Executive Officers, Item 11 – Executive Compensation, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 – Particular Certain Relationships and Related Transactions and Director Independence, and a recast Consolidated Statement of Changes in Shareholders’ Equity, and 2013 Financial Note 9, and Subsequent Events of the Form 10-K as described above, no other items or disclosures in the Form 10-K have been amended, and all other information included in the Form 10-K remains unchanged.  This Amendment does not reflect events occurring after the filing of the Form 10-K or modify, amend or update any items or disclosures therein in any way other than as required to reflect the changes identified above.

EXPLANATORY PARAGRAPH

After the initial filing of an S-1 Registration filing, filing date of April 8, 2014, certain material errors relating to the Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2013, and the period from June 20, 2011 (Inception) to December 31, 2013 came to surface and were not as clear as they should have been to our shareholders. The comments regarding this material error stated that historical equity of the accounting acquirer should have been recast to reflect this issuance in a manner similar to a stock split, based on the membership interests since formation, and the shares outstanding immediately prior to the transaction were recast to appear separately in 2012, along with the value of net assets or net liabilities acquired, from the standpoint of Lani, LLC. Given that (NAMG’s) current presentation implies 30,025,000 shares were outstanding prior to the merger, we have recast the equity table to reconcile figures to the 3,795,000 shares that were outstanding as of August 31, 2012, as shown in the Company’s interim report just prior to the transaction.

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

BUSINESS

Overview of Business

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

California is currently in a moderate to severe drought. Exploration in the San Joaquin Basin has seen restrictions on use of water for any industrial use. Additionally new legislation regarding reporting to California’s Department of Conservation Division of Oil, Gas & Geothermal Resources (“DOGGR”) for tracking fracking operations, etc. has required the Company to revisit the economical viability of its oil exploration in California. Although the Company has determined that exploration may be more expensive, and the recordkeeping more costly and time consuming, we still believe that oil production in California will be a profitable endeavor.

The California Energy Commission issued a report on Natural Gas Market Assessments in 2003 indicating that natural gas is projected to have a wellhead price of $3.89 in 2013. Although this price was high, as wellhead prices for 2013 came in at $3.35, the future continues to hold a narrowly positive trend. The largest consideration for NAMG in developing natural gas prospects is to determine whether natural gas development is a commercially viable option. The following are among our considerations:

●	natural gas wellhead and market prices are steady;
●	short-term natural gas market prices are highly volatile, much more so than in the past; and
●	longer-term market prices and conditions may remain volatile.

NAMG ‘s strategy is contingent upon the Company’s ability to obtain sufficient capital to fund the high initial costs of testing, analyzing, acquiring capital equipment and lease acquisition.

Raw material sources and availability

NAMG is an oil and gas development stage company. The top five suppliers providing tangible materials to our drilling operations include:

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

Employees

As of March 24, 2014 NAMG employed 2 full time employees.

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

Environmental Compliance

We are subject to various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), which affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, similar state legislation. These laws and regulations:

●	Restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;
●	Limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
●	Impose substantial liabilities for pollution resulting from our operations.

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

As with the industry generally, compliance with existing regulations increases our overall cost of business. The areas affected include:

●	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;
●	capital costs to drill exploration and development wells primarily related to the management and disposal of drilling fluids;
●	other oil and natural gas exploration wastes; and
●	capital costs to construct, maintain and upgrade equipment and facilities.

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

The Company has leased properties that for many years have been used for the exploration and production of oil and natural gas. Although we and our predecessors have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:

●	to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators;
●	to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination; and
●	to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

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

The Company has secured oil and gas leases, which is an essential part of the Company’s operation. We are an oil and gas exploration and production company that uses the history of old fields, geophysical exploration and development techniques to identify oil and gas wells that are now considered to be economically feasible based on the current and predicted future price of oil and gas. We currently have over 174 leaseholds, covering approximately 8,243 gross, and 5, 044 net acres of leasehold properties in the San Joaquin Basin Province in Kern County, California. These leasehold properties are held in one to five-year primary lease terms, some extending through March 2017. The Company holds varying working interest percentages in these leases from 25% to 75%.

The properties are listed as follows:

Tejon Ranch Main lease – 2,874 gross, 2,600 net leased acres
Tejon Ranch Extension lease – 546 gross, 346 net leased acres
White Wolf leases –4,823 gross, 2,098 net leased acres

T he Company does not have an in-house land and lease department, and utilizes the services of an outside oil and gas land acquisition company (“Land Company”) to acquire its leaseholds. The Land Company will secure the lease and hold title of the Assignment of Oil, Gas & Mineral Leases in the Land Company’s name. Once the Land Company has acquired sufficient properties (such as a designated number of net acres within a lease prospect), determined by NAMOG management, management will request that the Land Company assign title to the Company.

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

EQUITY COMPENSATION PLAN INFORMATION

Plancategory	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,046,618	$0.80	953,382
Equity compensation plans not approved by security holders	-	-	-
Total	1,046,618	$0.80	953,382

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

Plans for our fiscal year 2014 include the following:

Subject to obtaining additional financing, the following drilling and testing may be pursued. The projects with our working interest (“WI”) share (based on our WI as listed) of the estimated costs are listed below:

Estimated cost based on expected participating working interest.

Project	Current WI%	No. Wells	Procedure	Est. Cost

Tejon Main	40%	1	1New Drill	$2.5MM
Tejon Extension	75%	1	1New Drill	$1.0MM

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

The reports of Eide Bailly on the Company’s financial statements as of and for the years ended December 31, 2012 and 2011 and for the period from June 20, 2011 (date of inception) to December 31, 2012, and through March 31, 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2012 and for the period from June 20 , 2011 (date of inception) to December 31, 2012, and through March 31, 2103, there have been no disagreements with Eide Bailly on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Eide Bailly would have caused them to make reference thereto in connection with their report on the financial statements for such years.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of March 24 , 2014, The company has two Officers, Robert Rosenthal, Chief Executive Officer, and Linda Gassaway, Chief Financial Officers. Each officer of the Company works full-time for the Company, dedicating forty hours per week each on an ongoing basis. Both are compensated accordingly. Donald Boyd is our Operations Manager and currently operates under a Consultancy Agreement providing ongoing necessary operational management requiring approximately ten hours per week. The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background as of the date of this filing:

Name:	Position:	Age:

Robert Rosenthal	President and Chief Executive Officer, Secretary and Chairman	61
Linda Gassaway	Chief Financial Officer and Treasurer	60
Cosimo Damiano	Director	45
Donald Boyd	Director, Operations Manager	65

Robert Rosenthal
President and Chief Executive Officer, Secretary and Chairman of the Board of Directors

Mr. Rosenthal has extensive experience in the Californian oil and gas industry where he has been directly involved in and responsible for evaluations, leasing and drilled discoveries. His career in California spans over 10 years. Mr. Rosenthal was a founding partner in Orchard Petroleum Ltd an ASX listed Californian company that that was acquired in 2007 by a private consortium. From 2007 to July 2010 Mr. Rosenthal was actively involved in exploration and production ventures in California, Texas and Louisiana through his private partnership ASPS Energy Investments LLP. In July 2010 he became one of the founding partners in Great Bear Petroleum, LLC. As such he was involved with raising the initial capital to fund the company. Mr. Rosenthal was subsequently involved with raising the next round of capital that lead to the leasing of 500,000 acres on the North Slope of Alaska. Mr. Rosenthal left Great Bear, in April 2012, after helping farm-out the acreage to a large industry partner. Mr. Rosenthal became a partner in LANI LLC in May 2012. LANI LLC was a private company focused on exploration in California. Mr. Rosenthal helped in the merger between LANI LLC with Calendar Dragon to form North American Oil & Gas Corp. in November 2012. Mr. Rosenthal has been CEO and President of North American Oil and Gas since the merger.

He previously worked as Exploration Geologist and Exploration Project Supervisor for Sohio Petroleum (U.S.), British Petroleum in London as Global Consultant Exploration. In 1995 he left BP to join Novus Petroleum Ltd as its Head of Exploration. From 1999 until present day, Mr. Rosenthal has been actively involved in numerous exploration activities in California, Texas, Louisiana and Alaska where he has made numerous discoveries in both conventional and unconventional plays. Mr. Rosenthal has a Master’s Degree in Geology from the University of Southern California.

Linda Gassaway
Chief Financial Officer, and Treasurer

Ms. Gassaway has served as our Chief Financial Officer since November 16, 2012. Prior to this, Ms. Gassaway provided full-time financial consulting in California’s Oil and Gas industry, contracting with Orchard Petroleum Inc. and Solimar Energy LLC from January 2007 to November 2012.

Prior to this, Ms. Gassaway was recruited by Bentley Simonson Inc. (“BSI”, a California independent oil and gas production company) in 2000, and headed the financial department in the capacity of Controller; dealing with more than thirteen thousand royalty holders and accounting for operations at the giant Sansinena and Las Cienegas fields in Southern California. After the sale of these assets to Plains Exploration & Production Company in 2005, she continued consulting for BSI until she took the consulting position with Orchard Petroleum Inc. in 2007. Ms. Gassaway has more than twelve years of financial experience in the Oil and Gas sector. She has extensive experience with federal and state reporting requirements, joint interest accounting, human resources, office management, audit and risk management, royalty management, government reporting, production reporting, and overall financial management and reporting for oil and gas exploration and production efforts.

Ms. Gassaway is the former Chief Financial Officer of Behavioral Healthcare Inc., and former Chief Operating Officer of Omega Computer Services (a federal defense software contractor). Besides heading financial operations for Behavioral Healthcare, of Memphis, Tennessee, Ms. Gassaway was also the Director of Finance for Advanced Health Systems Inc. of Irvine, CA, where she was responsible for the finances of 22 hospitals, 5 acute care facilities, and 40 physician practices located around the country.

Cosimo Damiano - Director

Mr. Damiano’s experience involves the strategic analysis and financial modeling of oil & gas companies for global Investment banks and commodity trading companies in a principal investment role. This experience has provided Mr. Damiano with a strong understanding and analytical analysis of financing oil and gas assets across various geographic areas. Mr. Damiano has served as an Independent Director of NAMG since November 2012, and assisted with the merger between Lani LLC and Calendar Dragon to form North American Oil & Gas Corp.

Mr. Damiano has over 20 years of experience in the finance industry and 14 years in the energy industry, most recently as Managing Director of Blacktip Energy Inc., a position he took on in May 2014. Since April 2014, Mr. Damiano has provided consulting services to Merricks Capital (Hedge Fund. From September 2013 through March 2014 Cosimo worked for CIMB in the capacity of Director of Oil & Gas Equity Research. During the period January 2012 through June 2013 Mr. Damiano provided independent consulting to various oil and gas companies located in North America, Asia, Australia and Africa. From May 2011 through December 2011 Cosimo held the position of Director of Investments for Mocoh SA.

During the period April 2010 through November 2010 Cosimo was the Director of Upstream Investments for Mercuria Energy Group. Mr. Damiano has wide commercial and investment experience in the oil and gas industry in Australia, Asia, United States, Canada and Argentina. In his previous role with Mercuria, Mr. Damiano’s duties primarily involved private equity investments and included the reporting on Mercuria’s existing oil and gas investments in Canada, U.S and Argentina and sourcing new investments. It involved the reporting and monitoring of ~10,000boepd of production, setting corporate and financing strategies and Board updates monitoring and evaluating the assets’ performance.

From July 2008 through March 2010, Mr. Damiano held the position of Energy Analyst for Galena Asset Management (Trafigura Group).

In his previous and current roles Mr. Damiano has periodically undertaken advisory roles for several oil and gas companies as well as energy trading companies most notably relating to, M&A advice, capital structure (debt and equity structuring), strategic planning and marketing. Mr. Damiano holds a Bachelor’s degree in Finance and Economics from Victoria University, Australia. Mr. Damiano’s background in investment banking led to our conclusion that he should serve as a director in light of our business and structure.

Donald Boyd - Director

Mr. Boyd is an experienced oil field professional who has assisted many internationally known companies with drilling and infield engineering issues throughout the world. Since 1998 Mr. Boyd has provided consulting services to companies such as Exxon, Phillips Petroleum, Sun Oil and Texaco and most recently smaller independent operators, such as Exploration Inc., Jackson Exploration and Kindee Oil and Gas. In 2005, Mr. Boyd co-founded Sun Resources Texas, Inc. and currently serves as President. As President of Sun Resources Mr. Boyd has been in charge of drilling and evaluating wells in Texas and Louisiana. In July 2011 Don became one the founders of LANI LLC. LANI LLC was a California focused exploration company. Mr. Boyd was directly responsible for acquiring the key acreage in the Southern San Joaquin for LANI. In November 2012 LANI LLC was merged with Calendar Dragon to form North American Oil & Gas Corp. Mr. Boyd has been an Executive Director since the merger.

Prior to January 2005 he served as the manager of all offshore operations for drilling and completion for the U.S. Department of the Interior, Oil & Gas Branch. Mr. Boyd managed employees with various disciplines, engineers and geologists; certified all foreign offshore drilling units before they could drill in US waters; worked with the EPA to help write regulations regarding offshore environmental concerns; and worked with the USSR Oil & Gas Department to help them refine their government leasing programs to improve oil and gas secondary recovery. Prior to that, Mr. Boyd worked as a drilling engineer for Global Marine and a drilling manager for Peter Bowen and Cal Pacific drilling companies. Mr. Boyd received a Bachelor of Science in Petroleum Engineering from Cal State Long Beach in 1973. Among the many awards and honors that Donald received are: The Crosnick Foundation Scholarship for Petroleum Engineers; The Kellps Scholarship Award for Petroleum Engineering; and an Excellence Award from the U.S. Department of the Interior.

Penalties or Sanctions

None of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, has been subject to any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor making an investment decision.

Personal Bankruptcies

None of our directors, officers or stockholders holding a sufficient number of securities to affect materially the control of the Company, nor any personal holding company of any such person has, within the last ten years become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or been subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of that person.

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

Involvement in Certain Legal Proceedings

During the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

On June 10, 2013 the Company held its first annual meeting. Proxies were not solicited, as a majority of shareholder votes, 30,200,000, were given approving the following:

1.	By unanimous vote the shareholders elected Robert Rosenthal, Donald Boyd, Gregory Renwick and Cosimo Damiano as members of the Board of Directors. Each Director will serve for a one-year term.

2.	By unanimous vote the shareholders approved the Executive Officer’s compensation.

3.	By unanimous vote the shareholders approved to vote once every three years for the advisory vote on Executive Compensation.

4.	By unanimous vote the shareholders ratified the appointment of Independent auditors Eide Bailly LLP.

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

Management Acquisition, Exploration and Appraisal Policy

The Company’s management team is comprised of Robert Rosenthal, Cosimo Damiano, Don Boyd and Rob Hoar, with financial review from the Company’s Chief Financial Officer. This team is responsible for overseeing acquisition, exploration, appraisal and development of oil and gas projects in under exploited areas in North America.  NAMG partners with leading industry players in North America to develop extensions to existing producing fields and also to establish new development opportunities supported by high quality 3-D seismic analysis. This team dedicates substantially all of their time on this responsibility. However, NAMG does not have a formal policy regarding (i) the amount of time each member of the management team must spend on NAMG business or (ii) granting NAMG a right of first refusal on acquisition opportunities. Nor are these addressed in NAMG’s By-laws. Due to this, it is possible that one, or more, of the management team, from time to time, may be involved in other business activities or dedicate additional time to such ventures.

While Robert Rosenthal continues to dedicate 100% of his working time to NAMG business and presents all potential acquisition opportunities to NAMG, Donald Boyd is currently President of Sun Resources, LLC. However, Sun Resources is a small company with three members. Sun Resources manages two small production properties; one located in Texas, the other Louisiana. Sun Resources does not look for new acquisitions, and Mr. Boyd continues to present 100% of any and all potential opportunities to NAMG and now dedicates substantially all of his working time to NAMG. However, based on the lack of formal policies, not only may members of our management spend less working time on NAMG in the future, they may also begin presenting acquisition opportunities to other companies prior to presenting them to NAMG.

Each of the Company’s management team observes and undertakes the following in terms of management acquisition, exploration and appraisal:

Objectives

The goal of the management team is to build NAMG’s resources and maintain a balanced portfolio of exploration and development assets.

Strategies process

NAMG's primary strategy is based on the overall objective of generating the highest return to shareholders by building a balanced portfolio of oil and gas assets.

•	NAMG takes advantage of their own and other players' experience for carefully selecting proven hydrocarbons basins where the chance of commercial oil discoveries is high.
•	NAMG shall seek a good risk diversification, both geographically and geologically, and seek farm-out opportunities to capitalize as much as possible on the assets.
•	NAMG is planning to run multiple parallel projects in order to create diversification.
•	NAMG focuses on near term production opportunities producing less than 100 barrels of oil per day

Screening

NAMG’s management team assesses acquisition opportunities and utilizes outside consultants to independently assess its research and findings. The management team screens opportunities based on the following key criteria:

Technical  – assess the geological merits of the project based on reviewing existing seismic data, individual well analysis, production history and reviewing nearby analogues from similar fields.  Based on the teams experience NAMG ‘s focus is on areas its previously worked such as California, Texas, Louisiana and Alaska.

Financial  – once the team has approved the project based on its technical merits, NAMG conducts thorough financial analysis of the project based on various financial assumptions and outcomes i.e. sensitivity analysis. Our screening process aims for a minimum return of 15% internal rate of return, assuming various long-term oil price and operating scenarios

Commercial and Legal  – NAMG determines the commercial and legal aspects of an acceptable transaction that includes title to ownership. At this stage NAMG utilizes outside legal counsel to assist with drafting legal documentation such as Purchase and Sales Agreements and other related agreements (e.g. loan financing agreements).

Conflict of Interest  - NAMG is, on occasion, involved in offerings or project(s) that pose a conflict of interest between the Company and members of its Board of Directors or management. There is no formal written policy regarding conflicts of interest. However, the Company adheres to the following procedures:

Any transactions involving parties with whom a conflicting interest may exist will be undertaken only if all of the following requirements are met:

1.	The conflicting interest is fully disclosed;
2.	The person with the conflict of interest is excluded from the discussion and approval of such transaction; and
3.	The board, absent any member who has a conflict of interest, has determined that the transaction is in the best interest of the organization and is just, fair and reasonable.

The Company’s board (absent any member who has a potential conflict) determines whether a conflict exists and in the case of existing conflicts, whether the contemplated transaction may be authorized as just, fair, and reasonable to the Company. The Company has no contractual rights of first refusal with any members of the Board of Directors regarding potential opportunities. Currently, only one of our directors, Donald Boyd, is employed in a minimally related industry. He has been employed in this position for over a ten (10) year period. Such employment with Sun Resources does not presently present any potential conflicts of interest. However, that may change in the future.

The President of NAMG, Robert Rosenthal commits 100% of his working time to NAMG. However, over the years, Mr. Rosenthal has been involved in, and has worked as a consultant for other companies and individuals. Prior to 2012, he held paid positions with other oil and gas firms. But since signing on with NAMG in May 2012, Mr. Rosenthal presents all of the projects of which he becomes aware to the Management Acquisition, Exploration and Appraisal team of NAMG to identify the projects suitability for further investigation from the Company. If the project does not fit the criteria NAMG requires the project is no longer considered a viable consideration by NAMG.

NAMG does not have a formal written policy regarding (i) the amount of time each member of the management team must spend on NAMG business nor (ii) the granting of a right of first refusal to NAMG of any potential opportunities. Furthermore, NAMG’s By-laws do not address either of the above. Due to this, it is possible that one, or more, of the management team, from time to time, may provide services to alternate business activities and companies or dedicate some of their time to such ventures. This would allow for less time to be committed to NAMG and may cause us to lose opportunities which may have an adverse effect on our shareholders. Additionally, this could allow management to present potential opportunities elsewhere in the future, thereby causing NAMG to lose out on potential revenue. Finally, the lack of formally addressing these situations could open NAMG up to future litigation.

at risk for:

1.	Potential losses to the Company
2.	Potential litigation.
3.	We may lose the services of one or all members of our management team or such members may present potentially profitable opportunities to other companies; and

Code of Ethics

We have not adopted a Code of Ethics but expect to adopt a Code of Ethics in 2014 and will post such code to our website. The Company did not adopt a Code of Ethics in 2013 due to Board changes, and lack of adequate time to review this process.

Indemnification of Executive Officers and Directors

The Nevada Revised Statutes permits indemnification of directors, officers, and employees of corporations under certain conditions subject to certain limitations. In the event that a claim for indemnification (other than the payment by us of expenses incurred or paid by our directors and officers in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is appropriate and will be governed by the final adjudication of such issue.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Executive Compensation.

The objective of the Company’s compensation program for its officers is to maintain a level of corporate and operational management within the day-to-day requirements of the Company. Up until the Agreement and Plan of Merger (the “Merger”), by and among the Company, Lani Acquisition, LLC, a Nevada limited liability company on November 16, 2012, the Company had not issued any amount for cash compensation, as it was registered and operated as a shell company. On November 15, 2012, NAMG established salaries and payroll for four salaried employees, and one hourly employee.

The salaries for each Officer and Manager was determined by the Chief Executive Officer of the Company, along with advice of Director Cosimo Damiano (Audit Director). In yearly reviews, the Officers of the Company have found the compensation to be comparable to other oil and gas companies of similar size.

Rob Hoar and Donald Boyd terminated employment March 31, 2013 and signed Consulting Agreements with the Company for $5,000 per month in ongoing consulting services.

The material terms of Mr. Hoar's consulting agreement, signed April 5, 2014 is to provide NAMOG geological/geophysical consulting on an ongoing basis for all prospects, including new acquisitions, and existing prospects. Mr. Hoar will analyze data, assist in determining drill sites, new acquisition prospects. Mr. Hoar’s monthly set fee is $5,000 per month.

The material terms of Mr. Boyd’s consulting agreement, signed April 5, 2014 is to provide NAMOG operational management consulting on an ongoing basis for all prospects, including new acquisitions, and existing prospects. Mr. Boyd will oversee any permitting, drilling, plug and abandoning, Division of Oil, Gas and Geothermal Resources reporting, and analysis of new and existing acquisitions in determining drill sites. My. Boyd’s monthly set fee is $5,000 per month.

The following table sets out the compensation received for the fiscal years ended December 31, 2013, 2012, and 2011 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers and two individuals not holding an executive officer position:

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
______________
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
______________
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
______________
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
______________
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

Warrant Grants During 2013 and 2012 Fiscal Years

On October 16, 2013, North American Oil & Gas Corp. (the “Company”) finalized a Stock Purchase Agreement Oel und Erdgazforshung AG (the “Investor”), relating to the sale and issuance of an 246,914 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for a purchase price of $200,000, and warrants (the “October Warrants”) to purchase an aggregate of 96,618 shares of Common Stock, at an exercise price of $1.04 per share.

The October Warrants are exercisable immediately and expire October 10, 2016. The October Warrants are exercisable, at the option of the holder, in whole or in part by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of Common Stock purchased upon such exercise. The exercise price and the number of shares of Common Stock purchasable upon the exercise of each October Warrant are subject to adjustment in the event of stock dividends, distributions, splits, and reclassifications. The issuances of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Effective December 1, 2013, North American Oil & Gas Corp. (the “Company”) entered into a letter agreement (the “O&E Agreement”) with Oel und Erdgazforshung AG, a Nevis Corporation (the “Investor”), relating to the sale and issuance of Common Stock, and warrants (the “December 1st Warrants”).

The O&E Agreement stipulates that the Investor will purchase the Common Stock in up to five (5), two hundred thousand dollar ($200,000) tranches, for an aggregate price of one million dollars ($1,000,000) with each tranche being issued in forty-five day intervals. The quantity of Common Stock issued, per tranche, will be determined based on a ten percent (10%) discount of the previous day closing price of the Common Stock. With each tranche, 100,000 December 1st Warrants will be issued based on an exercise price at a premium of fifteen percent (15%) of the previous day closing price of the Common Stock.

The December 1st Warrants will be exercisable immediately upon issuance and expire three (3) years from issuance date. The December 1st Warrants are exercisable, at the option of the holder, in whole or in part by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of Common Stock purchased upon such exercise. The exercise price and the number of shares of Common Stock purchasable upon the exercise of each December 1st Warrant are subject to adjustment in the event of stock dividends, distributions, splits, and reclassifications.

On December 6, 2013, the Company executed the second tranche of the O&E Agreement with the Investor, relating to the sale and issuance of 261,438 shares of the Common Stock, for a purchase price of $200,000, and warrants (the “December 6th Warrants”) to purchase an aggregate of 100,000 shares of Common Stock, at an exercise price of $0.98 per warrant.

The December 6th Warrants are exercisable immediately and expire December 6, 2016. The December 6th Warrants are exercisable, at the option of the holder, in whole or in part by delivering to the Company a duly executed exercise notice accompanied by payment in full for the number of shares of Common Stock purchased upon such exercise. The exercise price and the number of shares of Common Stock purchasable upon the exercise of each December 6th Warrant are subject to adjustment in the event of stock dividends, distributions, splits, and reclassifications. The issuances of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Outstanding Equity Awards At Fiscal year-End

The company has not issued any equity awards during fiscal years 2013, 2012, and 2011.

Director’s Compensation

On February 1, 2013 the Company entered into a Consultancy Agreement (“Agreement”) with Cosimo Damino, Director, to act as a financial adviser for the Company including on a potential merger and acquisition transactions and other matters, along with other services as agreed between the Company and the Mr. Damiano. The Agreement is for $60,000 billed in $5,000 increments over a twelve-month period.

On April 5, 2013 the Company entered into an Independent Contractor Agreement (“Agreement”) with Donald Boyd (Director). This Agreement is ongoing and provides for consulting services from Mr. Boyd regarding ongoing operations of the Company. The Agreement provides a fixed monthly fee of $5,000.

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
______________
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

As of March 24, 2014, the Company had 61,114,602 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of March 24, 2014 by each person who is known to have beneficial ownership of more than 5% of any class of NAMOG’s voting securities:

Title of Class	Name and address of	Amount and Nature of	(A) Sole Voting power, (B) shared voting power (C) sole investment power, (D) shared investment power	Percent of Common
	Beneficial Owner (1)	Beneficial Ownership		Stock (1)
Common Stock	ASPS Energy Investments Ltd.	8,100,000	Robert Rosenthal (A)	13.31%
	56 E. Main Street Suite 202
	Ventura, CA 93001 (2)
Common Stock	Donald Boyd	7,493,938	Donald Boyd (A)	12.31%
	56 E. Main Street Suite 202
	Ventura, CA 93001
Common Stock	East West Petroleum Corp.	5,000,000	EWP Board of Directors (B)	8.22%
	Suite 1210 – 1095 West Pender Street
	Vancouver, BC V6E 2M6
Common Stock	Robert Kerry Hoar	8,100,000	Robert K. Hoar (A)	13.31%
	56 E. Main Street Suite 202
	Ventura, CA 93001
Common Stock	Cede & Co.	26,967,062	N/A	44.30%
	PO Box 20
	Bowling Green Station
	New York, NY 10004
______________
(1)	NAMOG has 61,114,602 shares of common stock issued and outstanding. As of March 3, 2014 no stock is held under warrant or security.
(2)	Shares held indirectly in ASPS Energy Investments Ltd., voting and investment control of which is held by Mr. Robert Rosenthal.

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
______________
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
______________
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

Date: September 15, 2014	By:	/s/ Robert Rosenthal
	Name:	Robert Rosenthal
	Title:	President and Chief Executive Officer

Date: September 15, 2014	By:	/s/ Linda Gassaway
	Name:	Linda Gassaway
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
North American Oil and Gas Corp.
(a development stage company)
Ventura, California

We have audited the accompanying balance sheet of North American Oil and Gas Corp. (a development stage company) (the “Company”) as of December 31, 2013, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and for the period from June 20, 2011(inception) through December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from June 20, 2011 (inception) through December 31, 2012 were audited by other auditors whose reports have been furnished to us. Our opinion, insofar as it relates to amounts for the period from June 20, 2011 (inception) through December 31, 2012 is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Oil and Gas Corp. as of December 31, 2013, and for the period from June 20, 2011 (inception) through December 31, 2013, and the results of their operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the 2012 financial statements have been restated. We audited the adjustments described in Note 2 that were applied to restate the 2012 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2012 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that North American Oil and Gas Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and negative cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 25, 2014, except for Note 9, the date of which is May 14, 2014, and Note 2, which is September 8, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders’ of North American Oil & Gas Corp.
Ventura, California

We have audited, before the effects of the adjustments for the correction of the error described in Note 2, the accompanying consolidated balance sheet of North American Oil & Gas Corp. (A Development Stage Company) as of December 31, 2012, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended and for the cumulative period from June 20, 2011 (Date of Inception) to December 31, 2012.  North American Oil & Gas Corp. management is responsible for the consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the adjustments for the correction of the error described in Note 2, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American Oil & Gas Corp. (A Development Stage Company) as of December 31, 2012 and the results of its operations and its cash flows for the year then ended and for the cumulative period June 20, 2011 (Date of Inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by MaloneBailey, LLP.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012, and The
Period From June 20, 2011 (Inception) To December 31, 2013

			Cumulative Period from Inception June 20, 2011 Through December 31,
	2013	2012	2013

Total Revenue	-	-	-

Expenses
Exploration & Leasehold Costs	457,501	142,664	655,934
Management and Consulting	119,480	101,774	221,254
General and Administration	931,607	221,711	1,153,900
Depreciation	154	1,927	2,082
Accretion on Asset Retirement Obligation	9,436	622	10,057

Total Expenses	1,518,178	468,698	2,043,227

Other Income (Expense)
Other Expenses	(7,310)	(800)	(8,110)
Interest Income	-	167	167
Gain on Sale of Oil and Gas Properties	-	123,476	123,476

Total Other Income (Expense)	(7,310)	122,843	115,533

Net (Loss)	$(1,525,488)	$(345,855)	$(1,927,694)

(Loss) per common share	$(0.02)	$(0.01)	$(0.04)

Weighted average number of shares outstanding	61,114,602	28,287,500	50,640,219

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2013, AND THE PERIOD FROM JUNE 20, 2011 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock		Additional Paid In	Deficit Accumulated During Development
	Shares	Par Amount	Capital	Stage	Total Equity

Balance at Inception (June 20, 2011)	-	-	-	-	-

Founder's shares	24,300,000	24,300	(24,300)

Contributions	-	-	101,760	-	101,760

Distributions	-	-	(25,000)		(25,000)

Net Loss				(56,351)	(56,351)

Balance at December 31, 2011 (Restated)	24,300,000	24,300	52,460	(56,351)	20,409

Effects of reverse merger and recapitalization (Restated)	30,825,000	30,825	(30,825)	-	-

Contributions	-	-	246,700	-	246,700

Distributions	-	-	(109,180)	-	(109,180)

Proceeds from sales of common stock	5,000,000	5,000	495,000	-	500,000

Net Loss				(345,855)	(345,855)

Balance at December 31, 2012 (Restated)	60,125,000	60,125	654,155	(402,206)	312,074

Proceeds from the Sales of Common Stock	989,602	990	624,030	-	625,020

Share-based compensation	-	-	540,204	-	540,204

Net (loss)	-	-	-	(1,525,488)	(1,525,488)

Balances at December 31, 2013	61,114,602	61,115	1,818,389	(1,927,694)	(48,190)

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

NOTE 1 – NATURE OF BUSINESS

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

NOTE 2 – CORRECTION OF MATERIAL ERROR

After the initial filing of an S-1 Registration filing, filing date of April 8, 2014, certain material errors relating to the Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2013, and the period from June 20, 2011 (Inception) to December 31, 2013 were identified. The Consolidated Statement of Changes in Shareholders’ Equity was restated to correct errors in the presentation of the recapitalization of equity in connection with the reverse merger with Lani, LLC. The correction resulted in a change in shares reported issued in the merger from 54,325,000 to 30, 825,000, and the beginning balance of share outstanding as of December 31, 2011from zero to 24,300,000. These changes did not affect the ending balance of any equity line item as of December 31, 2012.

NOTE 3  – GOING CONCERN

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Lani, LLC. All inter-company accounts and transactions have been eliminated. These financial statements present the net assets and operations of NAMG from the periods from Inception on June 20, 2011 to December 31, 2013. Accordingly, The financial statements as of the year ended December 31, 2013, and from the period from Inception to December 31, 2013 are those of NAMG alone.

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

Subsidiary

NAMG has one “wholly-owned subsidiary” Lani LLC. It acquired this subsidiary through the merger on November 20, 2012.

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

NOTE 5 – OIL AND GAS PROPERTIES

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

On November 13, 2012, NAMG entered into a Farm-In Agreement (“Farm-In”) with Avere Energy Corp, a Delaware corporation (“Avere”) to develop leaseholds in the San Joaquin Basin. Avere was assigned a 25% working interest in the Tejon Ranch Extension leases, a 21.25% interest in the Tejon Main Area leases, and a 50% working interest in the White Wolf lease. Pursuant to the Farm-In, Avere’s obligation was to transfer $2,200,000 for use in NAMG’s operations. These operations include 100% of the working interest costs associated with drilling and testing one (1) exploration well in the Tejon Extension area (in an amount up to a maximum of $1,300,000), $347,500 to secure additional leaseholds in the White Wolf prospect area, and $552,500 to drill a well in the Tejon Main lease area.

The Farm-In was amended on March 4, 2013. The amendment corrected an administrative error in Section 1.3(d)(ii) of the Farm-in to provide that Avere shall provide NAMG with $347,500 to be used for delay rentals or leasing new acreage in White Wolf. The Farm-In incorrectly stated the amount for White Wolf operations at $647,500. In addition, the wording of Section 1.3(f) of the Agreement had indicated that a $500,000 purchase of common stock by East/West petroleum at $.10 per share was to be exclusively used for White Wolf acquisition purchases. The amendment to the Farm-In allow for more flexibility of use of this capital to include working on existing projects (including the Tejon Main Area and the Tejon Ranch Extension).

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

Oil and gas properties consist of the following:

	December 31, 2013	December 31, 2012

Oil and Gas Property
Unproved Leaseholds	$378,478	$217,347
Asset Retirement Obligation	94,042	61,407

Total Oil and Gas Properties	$472,520	$278,754

NOTE 6 – FURNITURE, FIXTURES AND EQUIPMENT

A summary of our furniture, fixtures and equipment as of December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012

Property & Equipment
Office Furniture	$2,564	$2,564
Computers	5,394	4,049
Subtotal - Equipment	7,958	6,613
(Less): Accumulated Depreciation	(2,082)	(1,927)
Net Furniture, Fixtures and Equipment	$5,876	$4,686

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company entered into a short-term loan with ASPS Energy Investments, Ltd. (“ASPS”) owned proportionately 49.5% by Robert Rosenthal (Chief Executive Officer and President), 49.5% by Mario Traviati, and 1% by Calpel LLC (general partner, Robert Rosenthal manager) on September 7, 2012, for the principal sum of $50,000, with interest rate of 3%. The note was due and payable on September 6, 2013, when the outstanding amount of principal and interest amounted to $53,153.49 was due in full. This note has since been converted to Common Stock numbering 200,590 shares, and was approved by the Board of Directors of the Company, per corporate policy under the Corporation rules of the State of Nevada. The original loan was authorized and approved by the Company President.

On November 13, 2012, the Company entered into a Farm-In agreement with Avere Energy Corp (“Avere”), a wholly owned subsidiary of East West Petroleum Corp. Averre Energy Corp's President at the inception of this Agreement was Gregory Renwick, a NAMG board member from November 20, 2012 until December 6, 2013). This Agreement was approved by the President of the Company, and was ratified by a corporate resolution signed by all members of the Board of Directors, per corporate policy under the Corporation rules of the State of Nevada.

According to the provisions of the agreement, Avere was to fund $300,000 for overhead, which was funded at 100% as of May 1, 2013. The Company has repaid through cash and overhead deductions in the amount of $143,390 leaving the debt remaining at December 31, 2013 of $156,610. Additionally, Avere has provided $1,300,000 to finance the drilling of Well 77-20 in exchange for a 25% working interest in the Tejon Extension. Well 77-20 has been drilled, and is currently shut in while reviewing additional testing possibilities. As of December 31, 2013 Avere has contributed $1,337,019 towards Well 77-20, with NAMG’s contribution at $115,275.

Through the Farm-In agreement, Avere is to fund $347,500 in total to acquire the White Wolf Prospect in exchange for a 50% working interest. As of December 31, 2013 NAMG secured 4,663 gross acres, 2,239 net acres, at an average cost per net acre of $135.18. The total costs for the White Wolf leasing acquisition program through December 31, 2013 is $399,823. Avere’s share of these costs at December 31, 2013 is $292,186 leaving a remaining obligation from Avere of $55,314 per this agreement.

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

On April 1, 2013 Donald Boyd, Operations Manager, and Robert Skerry Hoar, Managing Geologist, agreed to termination of services as full time employees, and signed Consulting Agreement contracts with the Company this same date. The contracts stipulate $5,000 per month fixed compensation for consulting services in the ongoing operations of NAMG.

NOTE 8 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	December 31, 2013	December 31, 2012

Asset retirement obligation, beginning of period	$62,029	$-
Adjustments to Original ARO Asset	32,635	-
Liabilities incurred from new drilling	-	61,407
Accretion expenses	9,436	622

Asset retirement obligation, end of period	$104,100	$62,029

NOTE 9 – INCOME TAXES

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

NOTE 10 –  EQUITY

Pre-Merger

Subsequent to the balance sheet date (merger date) of the Company Calendar Dragon made a series of transactions effecting the common stock of the company.

1)
The Board of Directors of Calendar Dragon and 1 stockholder holding an aggregate of 2,120,0000 shares of common stock issued and outstanding as of September 25 2012, approved and consented in writing in lieu of  a special meeting of the Board of Directors and a special meeting of the stockholders to the following actions:

a.	An amendment to our Articles of Incorporation to increase the number of shares of authorized common stock from 65,000,000 to 200,000,000;
b.	The approval of a 19-for-1 stock split of the issued and outstanding shares of our common stock;
c.	An amendment to our Articles of Incorporation to increase the number of shares of authorized “blank check” preferred stock from 10,000,000 to 25,000,000; and
d.	An amendment to our Articles of Incorporation to effect a change of our name from “Calendar Dragon Inc.” to “North American Oil & Gas Corp. (the “Name Change”)

As of the record date, Calendar Dragon had 3,795,000 shares of common stock issued and outstanding The voting power representing not let less than 3, 615,001 shares of common sock was required to pass any stockholder resolutions. The consenting stockholder (Bouwee Bekking) was the record and beneficial owner of 2,120,000 shares of common stock, which represented approximately 55.8% of the issued and outstanding shares of Calendar Dragon’s common stock.

1.	The result of the 19-for-1 forward stock split gave Calendar Dragon 72,105,000 shares of issued and outstanding stock.
2.
On  November 13, 2012, prior to the merger, a small sale of 700,0000 shares of common stock was issued to Cosimo Damiano, and 100,000 shares of common stock was issued to Richie Khangura. This bought the stock total to 72,905,000.

3.	With the merger of November 16, 2014 th Company repurchased shares of stock from Bouwe Begging of 42,080,000 and exchanged shares of stock for Lani interest amounting to 24, 300,000.

As a result of these pre-merger events the resulting common stock issued and outstanding at time of merger, November 20, 2012 was 55,125,000. Subsequent to the merger an additional 5,000,000 shares of stock were purchased by East West Petroleum, bringing the December 31, 2012 issued and outstanding shares of stock to 60,125,000.

Common Stock

During the year ended December 31, 2013, the Company sold 989,602 shares of common stock for cash. The shares had an aggregate fair value of $625,020 and were sold for between $0.10 and $0.81 per share.

Option Activity

In February 2013, the Company’s board of directors approved a stock option grant to purchase an aggregate of 350,000 shares of common stock to two non-employee consultants. The options are exercisable for a term of ten years at $.70 per share and vest on the date of grant. The grant date value of the options was $368,955. The options were valued using the Black-Scholes model with the following assumptions: 255.02% volatility; 5.00 year estimated life; zero dividends; 0.78% discount rate; and, quoted stock price and exercise price of $.70.

In April 2013, the Company’s board of directors approved a stock option grant to purchase an aggregate of 500,000 shares of common stock to one executive employee. The options are exercisable for a term of ten years at $.80 per share and vest one year from grant date, April 2014. The grant date value of the options was $243,955. The options were valued using the Black-Scholes model with the following assumptions: 255.02% volatility; 5.00 year estimated life; zero dividends; 0.76% discount rate; and, quoted stock price and exercise price of $.80.

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

 A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted-Average Remaining Life (in years)	Weighted Average Exercise Price

Outstanding at January 1, 2013	-	-	-
Granted Options(1)	850,000	5.00	0.76
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at December 31, 2013	850,000	-	-

Vested and Exercisable at December 31, 2013	350,000	-	$0.70
_____________
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
_____________
(1)	The Risk Free Rate is a 5 Year Treasury rate.
(2)	The expected life (in years) is based on the simplified method: Expected term = ((vesting term + original contractual term)/2).
(3)	The expected volatility is based on the volatility weighted average of stock options

Warrant Activity

In October 2013, the Company’s board of directors approved a stock option warrant to purchase an aggregate of 96,618 shares of common stock to Oel und Erdgazforshung AG. The warrants are exercisable for a term of three years at $1.04 per share and vest on grant date. The grant date value of the warrants was $104,483.

In December 2013, the Company’s board of directors approved a stock option warrant to purchase an aggregate of 100,000 shares of common stock to Oel und Erdgazforshung AG. The warrants are exercisable for a term of three years at $.98 per share and vest on grant date. The grant date value of the warrants was $98,000.

A summary of the Company’s warrant activity and related information is as follows:

	Number of Shares	Weighted-Average Remaining Life (in years)	Weighted Average Exercise Price

Outstanding at January 1, 2013	-	-	-
Granted Warrants (1)	196,618	3.00	$1.01
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at December 31, 2013	196,618	-	-

Vested and Exercisable at December 31, 2013	196,618	-	$1.01
_____________
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

NOTE 1 1 – SUBSEQUENT EVENTS

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

On March 28, 2014, the Company entered into a Stock Purchase Agreement with Oel und Erdgazforshung AG, a German Corporation, for the sale and issuance of 694,444 shares of the Company’s common stock for a purchase price of $100,000, and warrants to purchase an aggregate of 50,000 shares of Common Stock, at an exercise price of $.18 per share. The Warrants are exercisable immediately and expire March 28, 2017.

On July 23, 2014, the Company entered into a short-term promissory note (the “Note”) with ASPS Energy Investments Ltd., a company whose voting and investment control is held by Mr. Robert Rosenthal, the Company’s President and Chief Executive Officer. The ASPS Note is for a principal amount of $20,000, bears interest at the rate of 4% per annum, and was payable on or before August 26, 2014. It was paid on September 7, 2014. Mr. Rosenthal’s interest in the ASPS Note is substantially 100% of the balance. The proceeds from the ASPS Note were used for the Company’s general business purposes.

On August 12, 2014 the Company entered into a Securities Purchase Agreement with WHC Capital, LLC. (“the Investor”). The Securities Purchase Agreement provides the Company with a note in the principal amount of $210,000 and offers warrants, expiring thirty-six months from the execution of the Agreement and exercisable into 500,000 common shares of the Company’s Common Stock at $0.15 per share.