Form 10-Q
period 2014-09-30
North American Oil & Gas Corp.
filed 2014-11-14
CIK 1515635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 14, 2014, there were 63,164,337 shares of registrant’s common stock outstanding.

NORTH AMERICAN OIL & GAS CORP.

NORTH AMERICAN OIL & GAS CORP.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$74,824	$49,563
Accounts Receivable	879	704
Total Current Assets	75,703	50,267
Restricted Cash	-	1,037
Oil and Gas Properties, Successful Efforts method	496,764	472,520
Furniture, Fixtures, and Equipment	4,792	5,876
Deposits	21,300	21,300
Total Non-current Assets	522,856	500,733

TOTAL ASSETS	$598,559	$551,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$162,959	$62,655
Accounts Payable - Related Party	106,610	156,610
Advance from Working Interest Owner	26,711	53,090
Other Current Liabilities	294,916	172,735
Convertible Note Payable, net of Original Issue Discount of $42,414 and $0, respectively and Debt Discount of $15,661 and $0, respectively	126,925	-
Note Payable - Related party, including accrued interest	20,133	50,000
Total Current Liabilities	738,254	495,090

Long-term Liabilities
Convertible Note Payable, net of Original Issue Discount of $4,801 and $0, respectively	45,199	-
Asset Retirement Obligation	111,062	104,100
Total Liabilities	894,515	599,190

Shareholders' Deficit
Common Stock: $0.001 par value; 200,000,000 shares authorized; 63,164,337 and 61,114,602 shares issued and outstanding, respectively	63,164	61,115
Preferred Stock; 25,000,000 authorized; zero issued	-	-
Additional paid-in capital	2,303,737	1,818,389
Accumulated deficit	(2,662,857)	(1,927,694)
Total Shareholders' Deficit	(295,956)	(48,190)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$598,559	$551,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Expenses
Exploration & Leasehold Costs	$25,446	$19,409	$68,241	$429,611
Management and Consulting	50,288	7,000	100,788	61,980
General and Administration	167,936	138,927	532,766	707,973
Depreciation	361	39	1,084	117
Accretion on Asset Retirement Obligation	2,321	3,991	6,962	7,114

Total Expenses	246,352	169,366	709,841	1,206,795

Other Income (Expense)
Interest Expense, including amortization of OID	(17,918)	-	(20,071)	-
Amortization of debt discount	(6,494)	-	(6,494)	-
Other Income (Expense)	-	(1,600)	1,243	(7,250)

Total Other Income (Expense)	(24,412)	(1,600)	(25,322)	(5,650)

Net (Loss)	$(270,764)	$(170,966)	$(735,163)	$(1,214,045)

(Loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	63,164,337	60,468,682	62,748,293	60,294,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net (Loss)	$(735,163)	$(1,214,045)
Adjustments to Reconcile Net (Loss) to Net Cash
(Used in) Operating Activities:
Depreciation expense	1,084	116
Amortization of original issue discount	17,785	-
Amortization of debt discount	6,494	-
Accretion expense	6,962	7,114
Stock based compensation	92,089	448,114
Common stock issued for services	21,000	-
Consulting fees paid for by convertible note	15,000	-
Changes in Assets and Liabilities:
(Increase)/Decrease in accounts receivable	(175)	4,441
(Increase)/Decrease in prepaid and other assets	-	3,726
Increase/(Decrease) in accrued expenses	124,467	129,676
Increase/(Decrease) in accounts payable	100,304	(429,004)
Increase/(Decrease) in accounts payable - related party	(50,000)	147,051
Net Cash (Used in) Operating Activities	(400,153)	(902,811)
Cash Flows from Investing Activities:
(Purchase) of oil and gas property	(50,623)	(810,363)
(Purchase) of furniture, fixtures and equipment	-	(1,343)
Restricted Cash	1,037	916,009
Net Cash Provided by (Used in) Investing Activities	(49,586)	104,303
Cash Flows from Financing Activities:
Proceeds from the sale of common stock	300,000	225,020
Proceeds from the issuance of notes and convertible notes payable	180,000	-
Proceeds from issuance of related party notes	20,000	-
Repayment of principal on convertible notes payable	(25,000)	-
Net Cash Provided by Financing Activities	475,000	225,020
Net Increase (Decrease) in Cash and Cash Equivalents	25,261	(573.487)
Cash and Cash Equivalents at the Beginning of the Period	49,563	578,927
Cash and Cash Equivalents at the End of the Period	$74,824	$5,440

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Shares issued for conversion of debt - related party	$52,153	$-
Warrants issued with convertible debt	$22,155	$-
Recovery of Oil and Gas Property	$-	$75,117
Asset Retirement Obligation	$-	$32,635

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements, and rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 25, 2014. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency between periods presented. The reclassifications had no impact on net (loss) or stockholders’ equity (deficit).

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The Company has accumulated losses of $2,662,857 and has a working capital deficit of $662,551 at September 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company entered into a short-term loan with ASPS Energy Investments, Ltd. (“ASPS”), a company whose voting and investment control is held by Mr. Robert Rosenthal, the Company's President and Chief Executive Officer, on September 7, 2012, for the principal sum of $50,000, with interest rate of 3%. The note was due and payable on September 6, 2013, when the outstanding amount of principal and interest was due in full. On February 3, 2014, the outstanding principal of $50,000 as well as accrued interest of $2,153 was converted into 200,590 shares of common stock at a price of $0.26 per share.

On November 13, 2012, the Company entered into a Farm-In agreement with Avere Energy Corp (“Avere”), a wholly owned subsidiary of East West Petroleum Corp. According to the provisions of the agreement, Avere was to fund $300,000 for overhead, which was funded at 100% as of May 1, 2013. The Company has repaid through cash and overhead deductions in the amount of $193,390 leaving the debt remaining at September 30, 2014 of $106,610. Additionally, Avere has provided $1,300,000 to finance the drilling of Well 77-20 in exchange for a 25% working interest in the Tejon Extension. Well 77-20 has been drilled, and is currently shut in while reviewing additional testing possibilities. As of September 30, 2014 Avere has contributed $1,337,019 towards Well 77-20, with NAMOG’s contribution at $115,275.

Through the Farm-In agreement, Avere is to fund $347,500 in total to acquire the White Wolf Prospect in exchange for a 50% working interest. As of June 30, 2014 NAMOG secured 4,663 gross acres, 2,239 net acres, at an average cost per net acre of $135.18. The total costs for the White Wolf leasing acquisition program through September 30, 2014 is $399,823. Avere’s share of these costs at September 30, 2014 is $307,446 leaving a remaining obligation from Avere of $40,054 per this agreement.

On February 1, 2013, the Company entered into a consulting contract with a Board Director, Cosimo Damiano. The consulting contract is for twelve months beginning January 2013 at a rate of $5,000 per month, and covers a variety of consulting activities in the management and operations of the Company. For the twelve (12) month period ending December 31, 2013 the Company incurred consulting fees totaling $60,000, $35,000 of which is included in accounts payable as of September 30, 2014.

On April 1, 2013 Donald Boyd, Operations Manager, and Robert Skerry Hoar, Managing Geologist, agreed to termination of services as full time employees, and signed Consulting Agreement contracts with the Company this same date. Each individual contract stipulates $5,000 per month fixed compensation for consulting services in the ongoing operations of NAMOG. As of September 30, 2014, the Company has $43,500 in accounts payable to Donald Boyd and $40,000 to Robert Skerry Hoar in accounts payable. These agreements have been terminated effective November 1, 2014.

On July 23, 2014, the Company entered into a short-term promissory note (the “Note”) with ASPS Energy Investments Ltd., a company whose voting and investment control is held by Mr. Robert Rosenthal, the Company’s President and Chief Executive Officer. The Note is for a principal amount of $20,000, bears interest at the rate of 4% per annum, and is payable on or before August 26, 2014. The proceeds from the Note will be used for the Company’s general business purposes. This amount remains outstanding as of September 30, 2014, and the Company has accrued $133 in interest on this note through September 30, 2014.

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

On March 24, 2014, the Company issued 300,000 shares of common stock to a consultant for services rendered valued at $21,000 ($0.07 per share).

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

NOTE 5 – STOCK OPTIONS

The Company awarded Linda Gassaway, Chief Financial Officer, 500,000 shares of stock options on April 1, 2013. The restricted stock options were offered at an exercise price of $.80 per share, and vested one year from date of grant (April 1, 2014). The Company also had 350,000 options that have fully vested in previous years outstanding.

The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 202.5%, risk free interest rate of 0.76%; and expected term of five years.

During the nine months ended September 30, 2014, the Company recorded stock-based compensation of $92,089 related to options granted in prior periods. At September 30, 2014 the weighted average remaining life of the stock options is 8 years. All options had been fully amortized as of September 30, 2014.

Outstanding as of September 30, 2014	Number of Options/Shares	Range of Exercise Prices	Weighted- Average Exercise Price
Outstanding as of December 31, 2013	850,000	$0.70-$0.80	$0.76
Options granted	-	$0.00	$0.00
Options exercised	-	$0.00	$0.00
Options fofeited/expired/cancelled	-	$0.00	$0.00
Outstanding as of September 30, 2014	850,000	$0.70-$0.80	$0.76
Exercisable as of September 30, 2014	850,000	$0.70-$0.80	$0.76
Exercisable as of December 31, 2013	350,000	$0.70	$0.70

Information about stock options outstanding as of September 30, 2014 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Number of Options Exercisable
$0.70	350,000	7.40	350,000
$0.80	500,000	8.50	500,000
	850,000	8.06	850,000

NOTE 6 – CONVERTIBLE NOTES PAYABLE

WHC Capital, LLC

On August 12, 2014 the Company entered into a Convertible Promissory Note with WHC Capital, LLC. (“WHC”). The Convertible Promissory Note provides the Company with a note in the principal amount of $210,000. The net proceeds the Company received was $135,000 as $60,000 of Original Issue Discount and a financing fee of $15,000 was netted out from the total principal. The Convertible Promissory Note matures on February 11, 2015, and the Company shall make monthly installments of $25,000, commencing September 11, 2014, with the balance due at maturity. As of September 30, 2014, the initial payment due has been made and the balance remaining at September 30, 2014 is $185,000.

The Convertible Promissory Note may not be prepaid in whole or in any part except as otherwise explicitly set forth in the agreement. Any amount of principal or interest on this Convertible Promissory Note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid.

WHC shall have the right and at any time after February 11, 2015 to convert all or any part of the outstanding and unpaid principal amount of the Convertible Promissory Note into shares of the Company’s common stock at a conversion price of a thirty-percent (30%) discount off the average of the three (3) lowest intra-day trading prices during the twenty (20) trading days immediately preceding a conversion date, as reported by NASDAQ.

In accordance with the Convertible Promissory Note agreement, if at any time when the note is outstanding, the Company issues or sells, any common shares for no consideration or for consideration per share less than the conversion price in effect on the date of such issuance of such shares of common stock, then immediately upon that issuance, the conversion price will be reduced to the amount of the consideration per share received by the Company.

In addition, the Company has recognized an original issue discount in the amount of $60,000. This amount will be amortized using the effective interest method over the life of the Convertible Promissory Note. For the period ended September 30, 2014, the Company has amortized $17,586, with $42,414 remaining as of September 30, 2014.

The WHC note was issued with 500,000 warrants, expiring thirty-six months from the execution of the warrant agreement are exercisable into 500,000 common shares of the Company’s Common Stock at $.15 per share. The fair value of the warrants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 128.14%, risk free interest rate of 1.00%; and expected term of three years. The fair value of the warrants on the date of issuance is reflected as a debt discount in the amount of $22,155 and an increase to additional paid-in capital. Through the period ended September 30, 2014, there was amortization of the debt discount of $6,494 to bring the debt discount to $15,661 as of September 30, 2014.

JMJ Financial

On September 3, 2014 the Company entered into a Convertible Note with JMJ Financial (“JMJ”). The Convertible Note provides the Company with a note in the principal amount up to $300,000. The Company received gross proceeds of $50,000, and net proceeds of $45,000, the $5,000 being Original Issue Discount. The term of the Convertible Note is two years. There is no interest due if the Company repays the note in the first three months. If the Company fails to repay the note within the 90 day period, a one-time interest charge of twelve percent (12%) shall be applied to the principal.

JMJ has the right after the 90th day, at its election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of common stock at a conversion price of 60% of the lowest trade price in the 20 trading days previous to the conversion.

In addition, the Company has recognized an original issue discount in the amount of $5,000. This amount will be amortized using the effective interest method over the life of the Convertible Promissory Note. For the period ended September 30, 2014, the Company has amortized $199, with $4,801 remaining as of September 30, 2014.

Long-term Debt Summary - September 30, 2014	WHC Capital	JMJ Financial
Principal Amount	$210,000	$50,000
Original Issue Discount	$(42,414)	$(4,801)
Debt Discount	$(15,661)	$-
Principal Repayments	$(25,000)	$-
Total - September 30, 2014	$126,925	$45,199
Less: Current portion of convertible notes payable	$(126,925)	$-
Long-term portion of convertible notes payable	$-	$45,199

NOTE 7 – SUSBSEQUENT EVENTS

On October 30, 2014, the Company’s CFO Linda Gassaway resigned effective immediately to pursue other interests, and the Company appointed Cosimo Damiano as the interim CFO and entered into a service agreement with an outside company to assist Mr, Damiano in the reporting function for the Company.

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

During the period ending December 31, 2013 the Company oversaw an aggressive acquisition program in the White Wolf prospect. As of September 30, 2014 the Company continued its aggressive acquisition program in the White Wolf prospect. The Company has acquired additional leases in this prospect totaling approximately 1,156 gross, and 1,054 net acres in this prospect.

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

Plans for our fiscal year 2014 include the following:

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The Company has accumulated losses of $2,662,857 and has a working capital deficit of $662,551 at September 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependant upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. If the Company is unable to make it profitable, the Company could be forced to discontinue operations.

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

Consolidated Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Expenses from Operations - The Company incurred operating expenses of $246,352 for the three-month period ending September 30, 2014; an increase of $76,986 compared to $169,366 for the three-month period ending September 30, 2013. The operating expense increase is largely due to a large increase in management and consulting expenses as a result of governmental filings.

Other Income/Expenses – For the three-month period ending September 30, 2014 the Company had other expenses of $24,412 compared to $1,600 for the three-month period ended September 30, 2013. These expenses are the result of incurred interest on the Company’s debt and amortization of discounts on the convertible notes for 2014.

Consolidated Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Expenses from Operations - The Company incurred operating expenses of $709,841 for the nine-month period ending September 30, 2014; a decrease of $496,954 compared to $1,206,795 for the nine-month period ending September 30, 2013. The operating expense decrease is largely due to a large decrease in outside accounting and legal expenses as a result of reduced activity and governmental filings and a reduction of exploration activities due to adequate cash flow.

Other Income/Expenses – For the nine-month period ending September 30, 2014 the Company had other expenses of $25,322 compared to $7,250 for the nine-month period ended September 30, 2013. These expenses are the result of interest incurred on the Company’s debt and amortization of discounts on the convertible notes of $24,412.

Liquidity – At September 30, 2014, the Company had a cash balance of $74,824, compared to a cash balance at December 31, 2013 of $49,563. This increase in cash is attributed to reduction of operating expenses and new debt incurred.

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

Net Cash Used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2014 was $400,153, compared to $902,810 used in operating activities in the nine months ended September 30, 2013. The decrease in cash used in operating activities was primarily related to a decrease stock based compensation related expenses. In addition, the Company finds itself reducing its accounts payable as monthly administrative overhead costs are reduced.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $49,586 compared to $104,303 provided by investing activity in the nine months ended September 30, 2013. The decrease in cash provided by investing activities is due to additions in the prior year that were funded through restricted cash.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 was $475,000 compared to $225,020 provided in the nine months ended September 30, 2013. Financing activities during the nine months ended September 30, 2014 related to cash sales of our common stock to investors and proceeds received from notes payable, net of repayments. Cash provided by financing activities for the nine-months ended September 30, 2013 related to sales of our common stock.

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

Despite the inherent imprecision in these engineering estimates, accounting rules require disclosure of “proved” reserve estimates due to the importance of these estimates to better understand the perceived value and future cash flows of a company’s E&P operations. There are several authoritative guidelines regarding the engineering criteria that must be met before estimated reserves can be designated as “proved"

At September 30, 2014 the Company does not have any Proved Reserves.

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

Internal controls over financial reporting and material weakness previously identified

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended Septeber 30, 2014.

PART II – OTHER INFORMATION

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

NORTH AMERICAN OIL & GAS CORP.

Date: November 14, 2014	By	/s/ Robert Rosenthal
Robert Rosenthal
Chief Executive Officer

Date: November 14, 2014	By	/s/ Cosimo Damiano
Cosimo Damiano
Chief Financial Officer

