Form 10-K
period 2014-12-31
North American Oil & Gas Corp.
filed 2015-05-14
CIK 1515635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 333-172896

North American Oil & Gas Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-087028
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification No.)

701 E. Santa Clara Street
Ventura, CA	93001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 665-6308

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
(Do not check if a smaller reportingcompany)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s second fiscal quarter: $31,025 based on a price of $.001 per share, being the price per share of the last private placement of our company at June 30, 2014.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No   ☐ N/A

There were 107,076,138 shares of the registrant’s common stock outstanding as of April 28, 2015.

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

As used in this annual report, the terms "we," "us," "our," “Company,” and “NAMG” mean North American Oil & Gas Corp., unless the context clearly requires otherwise.

Item 1. Business.

BUSINESS

Overview of Business

NAMG is an early staged oil and gas exploration and development company. The Company through its subsidiary Lani, LLC was formed on June 20, 2011 to purchase, operate, explore and develop oil and gas properties. NAMG acquired oil and gas leases and began development of a plan for oil and gas exploration and producing operations. Our lease properties are located in the San Joaquin Basin onshore California, where NAMG is pursuing crude oil and natural gas opportunities, with existing foundation assets targeting exploration and exploitation of oil and gas projects located near infrastructure and existing discoveries for quick monetisation.

NAMG owns lease interests located in the Southern San Joaquin Basin covering its three prospects. On the Tejon Ranch Main lease the Company holds 290 gross acres and 270 net acres; on the Tejon Ranch Extension lease the Company holds 629 gross acres and 346 net acres; and on the White Wolf leases the Company holds 1,169 gross acres and 741 net acres. The majority of these leaseholds are held for primary terms of five years. The current leaseholds are set to expire over various periods from now until February 26, 2018 if no additional lease terms are negotiated or extended. The Company has impaired its remaining leases as at December 31, 2014 given the current low commodity price environment and intends to hold these leases to maturity on the expectation that oil prices and subsequently access to capital will improve going forward. In the meantime the Company has sold a portion of its working interest in the Tejon Ranch Extension leases post year end to a Colorado based company named Soda Creek Exploration LLC who has agreed to assume the Company’s abandonment liability in relation to its sole well Pass Exploration 77-20 and NAMG retains an overriding royalty of 0.5% of any oil and gas produced in the future and is refunded its security bond with the State of California.

Subject to availability of capital, the Company plans to continue using a combination of capital raising, farm-in and asset sale opportunities to develop NAMG’s remaining lease acreage and where possible to maintain an interest either directly or through an overriding royalty exposure in the leases. Our objective is to build value through astute corporate deals to create long term shareholder wealth, through the acquisition and trading of our leases and continue to build a high impact successful exploration company.

History and Corporate Structure

NAMG was incorporated as Calendar Dragon, Inc. on April 8, 2010 in the State of Nevada. From inception until the completion of the reverse acquisition on November 20, 2012, the Company was in the development stage of creating a new calendaring software application. On October 11, 2012, the Company filed an amendment to its Articles of Incorporation changing its name to North American Oil & Gas Corp. During that time, we had no revenue and our operations were limited to capital formation, organization, and development of our business plan and target customer market. As a result of the merger we ceased prior operations and are now engaged in an exploration stage oil and gas enterprise focused on the acquisition, stimulation, rehabilitation and asset improvement of leased acreage in California. At this stage NAMG has no developed reserves or production, and has not realized any revenues from operations.

Principal Products and Services

Oil & Gas

NAMG’s business model is fundamentally exposed to oil and natural gas prices which have been highly volatile over the last twelve months. Since July 2014, the benchmark oil price of West Texas Intermediate crude (WTI) has more than halved from $115.00 a barrel to current levels of $50.00 a barrel. The sudden collapse and volatility in commodity prices is attributable to worldwide supply and demand projections and the instability in regions of high production, which are likely to remain for the forecastable future. At these prices, secondary and tertiary recovery, or the recovery accomplished by injecting chemical, gas or water into a reservoir to replace produced fluids, and thus maintain or increase the reservoir pressure, is financially more challenging and has impacted the Company’s operations and ability to fund its exploration activities in California. Whilst we remain optimistic about the future, the Company is preparing for a prolonged period of low commodity prices for the foreseeable future.

Development

Beginning in June 2011, NAMG has focused on California projects, in proven, prolific hydrocarbon provinces. NAMG specifically has focused on three projects within the San Joaquin Basin because of their proximity to existing production and infrastructure; Tejon Ranch Extension, Tejon Main, and White Wolf, with only activity occurring on the Tejon Ranch Extension leases occurring early 2013. Within these three projects, NAMG initially increased its leasehold acreage to over 5,198 net acres of leasehold properties from 3,209 net acres in June 2011, however due to weaker commodity price markets and restricted capital funding the Company has not renewed leases as they expire, allowing the leases to lapse. NAMG currently has approximately 1,357 net acres under leasehold across its three projects as of December 31, 2014.

The Company’s initial area of development was Tejon Ranch Extension where NAMG drilled and completed a well in during the first quarter of 2013. The exploration drilling and testing of the 77-20 well totalled $1,452,294, with $1,300,000 covered at 100% cap by Avere under an agreed Farm-In agreement, with the remainder allocated per the working interest percentages. The purchase of seismic data in February 2013 allowed the Company to thoroughly analyze its Tejon Main and Tejon Extension assets for exploration and development. In a July 2013 investor presentation made available to the public, the Company identified fourteen low risk and high risk prospects targeting light oil with 24/81 mmboe of gross resource potential and acreage play. The primary objectives are in the Eocene, Olcese and JV sands, near shore and submarine channel.

The Company’s initial area of development was Tejon Ranch Extension where NAMG drilled and completed a well in during the first quarter of 2013. The exploration drilling and testing of the 77-20 well totaled $1,452,294, with $1,300,000 covered at 100% cap by Avere under an agreed Farm-In agreement, with the remainder allocated per the working interest percentages. The purchase of seismic data in February 2013 allowed the Company to thoroughly analyze its Tejon Main and Tejon Extension assets for exploration and development. In a July 2013 investor presentation made available to the public, the Company identified fourteen low risk and high risk prospects targeting light oil with 24/81 mmboe of gross resource potential and acreage play. The primary objectives are in the Eocene, Olcese and JV sands, near shore and submarine channel.

The Company had plans to permit and explore up to four identified well locations, pending sufficient funding for development, however the collapse in commodity prices has impacted NAMG’s ability to raise funds and further tests and develop its leases. Post year end NAMG sold its working interest in the Tejon Ranch Extension project to Soda Creek Exploration LLC, a Colorado based oil and gas company. In consideration of the sale NAMG was relieved of any future abandonment liabilities associated with the suspended well 77-20, retains an overriding royalty of 0.5% on future production and is refunded its security Bond with the State of California.

There can be no assurances that we will be successful in any of these endeavours, that the prices of oil and natural gas will recover to levels that support commercial development of any discovery on our leases or that NAMG will source sufficient funding to at favourable terms to pursue its future plans.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Royalty agreements relating to oil and gas production are fairly standardized in the industry. However, the percentage and amount of royalties paid by producers vary from lease to lease.

Employees

As of April 28, 2015 NAMG employed 2 full time employees, Mr Robert (Bob) Rosenthal President & Chief Executive Officer and Mr Cosimo Damiano Chief Financial Officer, Treasurer & Director. As our activities increase or decrease we may have to adjust our technical, operational and administrative personnel as appropriate. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe that our relations with our employees are good.

We also contract for the services of independent consultants involved in land, regulatory, geological, accounting, financial and other disciplines as needed. We believe the use of external third party consultants and service providers may enhance our ability to contain operating and general expenses and capital costs.

Competitive Business Conditions

Our oil and gas exploration activities in California are undertaken in a highly competitive and speculative business environment. In seeking other suitable oil and gas properties for acquisition and associated services, we will be competing with a number of other companies located in California and elsewhere, including large oil and gas companies and other independent operators, the majority of which have greater financial, technical and operating resources than NAMG. These factors manifest into competitive bidding process for competition to acquire the most promising acreage blocks and attracting investment funds to fund capital programs. Due to NAMG’s size and limited balance sheet capacity the company is susceptible to competition risks that may have a significant adverse impact on the profitability of existing and new operations.

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

Website and available information

We make available copies of our Annual Report, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, amendments to those, and other reports filed with the Securities and Exchange Commission (SEC) under “Investors” on our website, www.namoag.com , as soon as reasonably practical after they are filed. Our website’s content is not intended to be incorporated by reference into this report or any other report we file with the SEC. You may request a paper copy of materials we file with the SEC by calling us at (805) 665-6308 or sending a request by mail to our corporate secretary at our principal office at 701 E. Santa Clara Street, Ventura, CA 93001. You may read and copy materials we file with the SEC on the SEC’s website at www.sec.gov , or the SEC’s Public Reference Room at 100 F. Street, N.E., Washington DC 20549.

Item 1A. Risk Factors.

NAMG is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

NAMG is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 2. Properties.

The Company’s headquarters are located 701 E. Santa Clara Street, Ventura, CA 93001. Our telephone number is (805) 665-6308. Management believes that our current leased property will be sufficient for its current and immediately foreseeable administrative needs.

The Company has secured oil and gas leases, which is an essential part of the Company’s operation. We are an oil and gas exploration and production company that uses the history of old fields, geophysical exploration and development techniques to identify oil and gas wells that are now considered to be economically feasible based on the current and predicted future price of oil and gas.

We currently have approximately 2,088 gross, and 1,357 net acres of leasehold properties in the San Joaquin Basin Province in Kern County, California. These leasehold properties are held in one to five-year primary lease terms, some extending through March 2018 however, the leases expiring in Tejon Ranch Main and White Wolf are not being renewed subject to access to capital to explore on these leases and as such were fully impaired as of December 31, 2014. The Company holds varying working interest percentages in these leases from 25% to 75%. The properties are listed as follows:

•	Tejon Ranch Main lease – 290 gross, 270 net leased acres

•	Tejon Ranch Extension lease – 629 gross, 346 net leased acres

•	White Wolf leases – 1,169 gross, 741 net leased acres

The Company does not have an in-house land and lease department, and utilizes the services of an outside oil and gas land acquisition company (“Land Company”) to acquire its leaseholds. The Land Company will secure the lease and hold title of the Assignment of Oil, Gas & Mineral Leases in the Land Company’s name. Once the Land Company has acquired sufficient properties (such as a designated number of net acres within a lease prospect), determined by NAMG management, management will request that the Land Company assign title to the Company.

NAMG will obtain title opinions on properties, or specific leases, when there is valid consideration of drilling within the prospect, or drill site. It will also obtain specific title opinions when it is requested as part of a joint venture partnership.

Oil and Gas Reserve Analyses

The leases acquired by the Company had not been developed in a way that allowed our petroleum engineers to assign estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves. As a result, the Company has no proved reserves on the leases owned.

Item 3. Legal Proceedings.

As of April 28, 2015, we were not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

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

	2014	2013	2012
	Price Range	Price Range	Price Range
	High	Low	High
First Quarter	0.42	0.70	n/a
Second Quarter	0.14	0.60	n/a
Third Quarter	0.08	0.65	n/a
Fourth Quarter	0.03	0.30	1.14

The closing sales price of the Company’s common stock as reported on April 28, 2015, was $0.005 per share.

Holders

As of the date of this report there were approximately 70 holders of record of Company common stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. The Company did not declare or pay dividends during its fiscal year ended December 31, 2014.

To the extent NAMG has any earnings, it will likely retain earnings to expand corporate operations and not use such earnings to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s 2012 Stock Option Plan (“Plan”) has an aggregate of 2,000,000 shares of the Company’s common stock and is initially reserved for issuance upon exercise of nonqualified and/or incentive stock options, which may be granted under the Plan.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,696,618	$0.56	303,382
Equity compensation plans not approved by security holders	-	-	-
Total	1,696,618	$0.56	303,382

Other Compensation Arrangements

NAMG has not secured any other compensation arrangements as of December 31, 2014.

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

WHC Capital Promissory Note

On August 12, 2014 the Company entered into a Convertible Promissory Note with WHC Capital, LLC. (“WHC”). The Convertible Promissory Note provides the Company with a note in the principal amount of $210,000. The net proceeds the Company received was $135,000 as $60,000 of Original Issue Discount and a financing fee of $15,000 was netted out from the total principal. The Convertible Promissory Note matured on February 11, 2015, and the Company was obligated to make monthly installments of $25,000, commencing September 11, 2014, with the balance due at maturity. The WHC note was issued with 500,000 warrants, expiring thirty-six months from the execution of the warrant agreement are exercisable into 500,000 common shares of the Company’s Common Stock at $.15 per share.

On November 20, 2014 the Company was advised by WHC Capital of an event of default, which NAMG disputed. Following a prolonged period of negotiations between the parties and NAMG’s limited financial capacity to fund legal costs, WHC Capital exercised its right to convert the Promissory Note and has converted the following number of shares:

•	On February 17, 2015 the company issued WHC 3,490,000 shares of common stock to the value of $21,987.00 at $0.0063 per share

•	On March 24, 2015 the company issued WHC 3,674,000 shares of common stock to the value of $7,274.52 at $0.00198 per share

•	On April 7, 2015 the company issued WHC 3,752,800 shares of common stock tot he value of $6,755.04 at $0.0018 per share

The issuances of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

JMJ Financial

On September 3, 2014 the Company entered into a Convertible Promissory Note with JMJ Financial. (“JMJ”). The Convertible Promissory Note provides the Company with a principal amount up to $300,000. The Company received an initial tranche of gross proceeds of $50,000 and net proceeds of $45,000, the $5,000 being the Original Discount Issue. Under the terms and conditions of the Note which allow JMJ to convert the principal into Common Shares of NAMG, JMJ has exercised its right to convert the and converted the following number of shares:

•	On March 3, 2015 the company issued JMJ 1,500,000 shares of common stock to the value of $9,450.00 at $0.0063 per share

•	On March 24, 2015 the company issued JMJ 3,570,000 shares of common stock to the value of $77,068.60 at $0.00198 per share

•	On April 9, 2015 the company issued JMJ 4,100,000 shares of common stock tot he value of $7,380.00 at $0.0018 per share

The issuances of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Item 6. Selected Financial Data.

NAMG is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

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

The Company is in the early stages of exploration, has never earned a profit, and has incurred an accumulated deficit of $3,342,520 as of December 31, 2014. The Company raised $300,000 in the sale of common stock during 2014. The Company has used these funds to pay monthly rental lease costs on its three oil and gas leases and provide for general and administrative expenses. As of December 31, 2014, NAMG had completed the drilling and testing of seven zones in Well 77-20, located on the Tejon Extension lease. The well was suspended in February 2013 and was subsequently sold post period end to Soda Creek Exploration LLC a Colorado oil and gas company. NAMG has retained an overriding royalty of 0.5% of gross revenues in the event of a commercial development proceeding at Tejon Ranch Extension.

NAMG has insufficient funds and is relying on proceeds from various convertible notes and equity issuances, to maintain itself as a viable entity and meets its general and administrative operations through December 31, 2015. Capital raising through investors and/or farm-out and asset sale agreements will be required to move forward on capital projects.

Plans for our fiscal year 2014 include the following:

The company has no plans to drill on it leases in 2015.

Results of Operations

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

Revenues from Operations - There were no revenues generated for the years ended December 31, 2014 and December 31, 2013, respectively.

Expenses from Continuing Operations- The Company incurred operating expenses of $1,161,979 for the fiscal year ended December 31, 2014; a decrease of $356,199 compared to $1,518,179 for the period ending December 31, 2013. The largest expenditures operationally were increased depreciation and impairment costs of $260,480 due to the impairment of the costs associated with Tejon Main and White Wolfe as management determined that no further development will be conducted in these areas; decrease of $412,136 in exploration and leasehold costs; decrease in general and administrative costs of $187,462 and a decrease of $8,671 in consulting costs all due in large part to the lack of cash flow. Should the Company be able to raise capital these costs are likely to increase in the next fiscal year.

Other Income/Loss – For the fiscal year ended December 31, 2014, the Company has $251,186 in other expenses, substantially all of which is related to interest expense including the amortization of the original issue discount associated with various notes payable the Company entered into during 2014. For the fiscal year ended December 31, 2014, the Company had $7,310 in other expenses.

Net Loss - For the fiscal year ended December 31, 2014, the Company incurred a net loss of $1,413,165 compared to a net loss of $1,525,488 for the fiscal year ended December 31, 2013, a loss decrease over the previous year of $112,323. The major reasons for the Company having a lower net loss during the fiscal year ended December 31, 2014 can be attributed to the lower expenses from overall operations due to a strain on cash flows.

Liquidity - At December 31, 2014, the Company had a cash balance of $51,210. As of December 31, 2013, the Company had a cash balance of $49,563. The Company’s working capital deficit increased $611,497 from $444,823 in 2013 to $1,056,320 in 2014. The increase in the working capital deficit is primarily due to the debt financing the Company entered into during fiscal 2014.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of production to produce significant revenues.

Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs in 2015 and beyond as well as any large capital requirements necessary for additional oil and gas exploration.

Cash Requirements

The cash requirements of the Company may have a material impact on our liquidity. The reasons for this are:

•	the Company has only secured sufficient funds to maintain its current operations through May, 2015;

•

there is an uncertainty as to whether the Company can maintain operations beyond the second quarter of 2015 without securing additional capital through cash raisings, or investor project participation; and

•	there is no certainty that the Company can achieve profitable levels in the oil and gas exploration field, or that it will be able to raise additional capital through any means.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

NAMG is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

NORTH AMERICAN OIL & GAS CORP.

CONSOLIDATED FINANCIAL STATEMENTS - TABLE OF CONTENTS

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

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

Internal Control Over Financial Reporting (GAAP)

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2014 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15 and 15d of the 1934 Act because of the material weaknesses in our internal control over financial reporting discussed below.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the internal control criteria set forth in the Internal Control— Integrated Framework, management concluded that the Company’s internal controls over financial reporting were not effective, as of December 31, 2014.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s assessment of internal control over financial reporting, as of December 31, 2014, management concluded that the Company did not maintain effective internal control over financial reporting because of the following control deficiencies that constitute material weaknesses:

•	Over-reliance on consultants in the financial reporting process.

•	Lack of audit committee having appropriate accounting knowledge to adequately provide oversight of the Company’s accounting and reporting functions.

•	Due the small size of the Company, there is also a lack of segregation of duties that contributes to the inability to maintain effective internal control over the financial reporting.

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

Malone Bailey LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise noted above, there were no significant changes in the Company’s internal control over financial reporting occurred during the year ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers:

As of April 28, 2015, The Company has two Officers, Robert Rosenthal, Chief Executive Officer, and Cosimo Damiano, Chief Financial Officers. Mr. Rosenthal and Mr. Cosimo Damiano both work full-time for the Company, dedicating forty hours per week on an ongoing basis. Mr. Rosenthal is compensated accordingly and currently there is no compensation agreement in place for Mr. Damiano. Mr. Donald Boyd our Operations Manager previously operated under a Consultancy Agreement providing ongoing necessary management requiring approximately ten hours per week, which was terminate don November 30, 2014 as the company scaled back its operating activities. The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background as of the date of this filing:

Name:	Position:	Age:

Robert Rosenthal	President and Chief Executive Officer, Secretary and Chairman	62
Cosimo Damiano	Director, Chief Financial Officer and Treasurer	43
Donald Boyd	Director, Operations Manager	66

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

Cosimo Damiano – Director and Chief Financial Officer

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

Mr. Damiano has over 20 years of experience in the finance industry and 15 years in the energy industry, most recently as Managing Director of Blacktip Energy Inc., a position he took on in May 2014. Since April 2014, Mr. Damiano has provided consulting services to Merricks Capital (Hedge Fund. From September 2013 through March 2014 Cosimo worked for CIMB in the capacity of Director of Oil & Gas Equity Research. During the period January 2012 through June 2013 Mr. Damiano provided independent consulting to various oil and gas companies located in North America, Asia, Australia and Africa. From May 2011 through December 2011 Cosimo held the position of Director of Investments for Mocoh SA.

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

Donald Boyd - Director

Mr. Boyd is an experienced oil field professional who has assisted many internationally known companies with drilling and infield engineering issues throughout the world. Since 1998 Mr. Boyd has provided consulting services to companies such as Exxon, Phillips Petroleum, Sun Oil and Texaco and most recently smaller independent operators, such as Exploration Inc., Jackson Exploration and Kindee Oil and Gas. In 2005, Mr. Boyd co-founded Sun Resources Texas, Inc. and currently serves as President. As President of Sun Resources Mr. Boyd has been in charge of drilling and evaluating wells in Texas and Louisiana. In July 2011 Don became one of the founders of LANI LLC. LANI LLC was a California focused exploration company. Mr. Boyd was directly responsible for acquiring the key acreage in the Southern San Joaquin for LANI. In November 2012 LANI LLC was merged with Calendar Dragon to form North American Oil & Gas Corp. Mr. Boyd has been an Executive Director since the merger.

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

Term of Office

All directors hold office for a one (1) year period, as dictated at the annual meeting, held June 20, 2013 and have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of NAMG or any of its subsidiaries or any committee thereof. Any non-employee director of NAMG or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of NAMG is appointed by and serves at the discretion of the Board of Directors. There was no annual meeting held during 2014, and all directors continued in their roles as agreed to in the June 20, 2013 meeting.

None of the officers or directors of NAMG is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than NAMG.

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

Director independence

Currently, the majority of the board of NAMG is not considered “independent” board members.

Board meetings and committees; annual meeting attendance

On June 20, 2013 the Company held its annual meeting. Proxies were not solicited, as a majority of shareholder votes, 30,200,000, were given approving the following:

1.	By unanimous vote the shareholders elected Robert Rosenthal, Donald Boyd and Cosimo Damiano as members of the Board of Directors. Each Director will serve for a one-year term.

2.	By unanimous vote the shareholders approved the Executive Officer’s compensation.

3.	By unanimous vote the shareholders approved to vote once every three years for the advisory vote on Executive Compensation.

4.	By unanimous vote the shareholders ratified the appointment of Independent auditors Malone Baily LLP.

Linda Gassaway resigned as Chief Financial Officer of the Company effective as of October 30, 2014. Ms. Gassaway confirmed that she had no disagreements with the Company.

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

Board Leadership structure and role in risk oversight

Mr. Rosenthal, who acts as President and Chief Executive Officer, Secretary and Chairman of the Board of Directors, leads the current board of directors of the company. The Chief Financial Officer, Cosimo Damiano, acts as Treasurer for the Company. Board leadership follows the guidelines in COSO’s Enterprise Risk Management – Integrated Framework model for is risk oversight assessments.

Management Acquisition, Exploration and Appraisal Policy

The Company’s management team is comprised of Robert Rosenthal, Cosimo Damiano and Don Boyd. This team is responsible for overseeing acquisition, exploration, appraisal and development of oil and gas projects in under exploited areas in North America. NAMG partners with leading industry players in North America to develop extensions to existing producing fields and also to establish new development opportunities supported by high quality 3-D seismic analysis. This team dedicates substantially all of their time on this responsibility. However, NAMG does not have a formal policy regarding (i) the amount of time each member of the management team must spend on NAMG business or (ii) granting NAMG a right of first refusal on acquisition opportunities. Nor are these addressed in NAMG’s By-laws. Due to this, it is possible that one, or more, of the management team, from time to time, may be involved in other business activities or dedicate additional time to such ventures.

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

•	NAMG takes advantage of their own and other players' experience for carefully selecting proven hydrocarbons basins where the chance of commercial oil discoveries is high.

•	NAMG shall seek a good risk diversification, both geographically and geologically, and seek farm-out opportunities to capitalize as much as possible on the assets.

•	NAMG is planning to run multiple parallel projects in order to create diversification.

•	NAMG focuses on near term production opportunities producing less than 100 barrels of oil per day.

Screening

NAMG’s management team assesses acquisition opportunities and utilizes outside consultants to independently assess its research and findings. The management team screens opportunities based on the following key criteria:

Technical – assess the geological merits of the project based on reviewing existing seismic data, individual well analysis, production history and reviewing nearby analogues from similar fields. Based on the teams experience NAMG's focus is on areas its previously worked such as California, Texas, Louisiana and Alaska.

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

Code of Ethics

We have not adopted a Code of Ethics but expect to adopt a Code of Ethics in 2015 and will post such code to our website. The Company did not adopt a Code of Ethics in 2014 due to Board changes, and lack of adequate time to review this process.

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

The salaries for each Officer and Manager was determined by the Chief Executive Officer of the Company, along with advice of Director Cosimo Damiano (prior to becoming the Chief Financial Officer). In yearly reviews, the Officers of the Company have found the compensation to be comparable to other oil and gas companies of similar size.

Rob Hoar and Donald Boyd terminated employment March 31, 2013 and signed Consulting Agreements with the Company for $5,000 per month in ongoing consulting services. These agreements ran through November 30, 2014. Any services required by Mr. Hoar and Mr. Boyd will be conducted upon agreement by the Company on an ongoing basis.

The material terms of Mr. Hoar's consulting agreement, signed April 5, 2014 is to provide NAMG geological/geophysical consulting on an ongoing basis for all prospects, including new acquisitions, and existing prospects. Mr. Hoar will analyze data, assist in determining drill sites, new acquisition prospects. Mr. Hoar’s monthly set fee is $5,000 per month.

The material terms of Mr. Boyd’s consulting agreement, signed April 5, 2014 is to provide NAMG operational management consulting on an ongoing basis for all prospects, including new acquisitions, and existing prospects. Mr. Boyd will oversee any permitting, drilling, plug and abandoning, Division of Oil, Gas and Geothermal Resources reporting, and analysis of new and existing acquisitions in determining drill sites. My. Boyd’s monthly set fee is $5,000 per month.

The following table sets out the compensation received for the fiscal years ended December 31, 2014, 2013, and 2012 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers and two individuals not holding an executive officer position:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation			Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Robert Rosenthal (1)	2014	$160,000	-	-	-	$			-	-	$160,000
	2013	$160,000	-	-	-	$			-	-	$160,000
	2012	$20,000	-	-	-	$			-	-	$20,000

Linda Gassaway (1)	2014	$90,000	-	-	-	$			-	-	$90,000
	2013	$120,000	-	-	-		$287,625	(2)	-	-	$407,625
	2012	$15,000	-	-	-	$			-	-	$15,000

Rob Hoar (1)	2014	$55,000	-	-	-	$			-	-	$55,000
	2013	$40,000	-	-	-	$			-	-	$40,000
	2012	$20,000	-	-	-	$			-	-	$20,000

Donald Boyd (1)	2014	$55,000	-	-	-	$			-	-	$55,000
	2013	$40,000	-	-	-	$			-	-	$40,000
	2012	$20,000	-	-	-	$			-	-	$20,000

Cosimo Damiano (1)	2014	-	-	-	-	$			-	-	-
	2013	-	-	-	-	$			-	-	-
	2012	-	-	-	-	$			-	-	-

_______________

(1)

Mr. Rosenthal, Ms. Gassaway, Mr. Hoar and Mr. Boyd began employment on November 15, 2012. Cosimo Damiano commenced engagement as the Chief Financial Officer on November 1, 2014 and no fees have been paid to Cosimo Damiano through December 31, 2014.

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

Equity Compensation Plan Information - Employment Agreements

The Company’s policy is to not establish employment agreements, and no employment agreements were in place on December 31, 2014 or through the date of this report.

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

NORTH AMERICAN OIL & GAS CORP.

Options Outstanding

A summary of the Company’s stock option, warrant activity and related information is as follows:

	Number of Shares	Weighted-Average Remaining Life (in years)	Weighted Average Exercise Price
Outstanding at January 1, 2014 (1)	850,000	8.80	$0.76
Granted Options	-
Exercised	-
Cancelled/Expired	-
Outstanding at December 31, 2014	850,000

Vested and Exercisable at December 31, 2014	850,000	7.80	$0.76

______________

(1)

Includes 350,000 options granted to PacSeis February 18, 2013 at an exercise price of $.70 per share, and options granted to Linda Gassaway, Chief Financial Officer of NAMG April 1, 2013 for an exercise price of $.80 per share.

NORTH AMERICAN OIL & GAS CORP.

Warrants Outstanding

	Number of Shares	Weighted-Average Remaining Life (in years)	Weighted Average Exercise Price
Outstanding at January 1, 2014 (1)	196,618	3.00	$1.01
Granted Warrants (2)	650,000	3.00	$0.36
Exercised	-		-
Cancelled/Expired	-		-
Outstanding at December 31, 2014	846,618		-

Vested and Exercisable at December 31, 2014	846,618	2.35	$0.37

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

(2)

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

(3)

On August 12, 2014 the Company entered into a Convertible Promissory Note with WHC Capital, LLC. (“WHC”). The Convertible Promissory Note provides the Company with a note in the principal amount of $210,000. The net proceeds the Company received was $135,000 as $60,000 of Original Issue Discount and a financing fee of $15,000 was netted out from the total principal. The Convertible Promissory Note matures on February 11, 2015, and the Company shall make monthly instalments of $25,000, commencing September 11, 2014, with the balance due at maturity. The WHC note was issued with 500,000 warrants, expiring thirty-six months from the execution of the warrant agreement are exercisable into 500,000 common shares of the Company’s Common Stock at $.15 per share.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Risk-free interest rate (1)	1.65	1.75
Expected life (in years) (2)	5	3.625
Expected volatility (3)	157.03	225.02
Dividend yield	-	-
Weighted-average estimated fair value of options granted during the period	0.76	0.795

____________

(1)	The Risk Free Rate is a 5 Year Treasury rate.
(2)	The expected life (in years) is based on the simplified method: Expected term = ((vesting term + original contractual term)/2).
(3)	The expected volatility is based on the volatility weighted average of stock options

During the year ended December 31, 2013, the Company recorded stock-based compensation of $276,269 as general and administrative expenses, and G & G Services. At December 31, 2013 the weighted average remaining life of the stock options is 4.25 years. The unamortized amount of stock-based compensation at December 31, 2013 was $92,090. This remaining cost was expensed in the first quarter of 2014.

Warrant Grants During 2014 and 2013 Fiscal Years

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

Effective December 1, 2013, the Company entered into a letter agreement (the “O&E Agreement”) with Oel und Erdgazforshung AG, a Nevis Corporation (the “Investor”), relating to the sale and issuance of Common Stock, and warrants (the “December 1st Warrants”).

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

Outstanding Equity Awards At Fiscal year-End

The Company has not issued any equity awards during fiscal years 2014, 2013, and 2012.

Director’s Compensation

On February 1, 2013 the Company entered into a twelve month Consultancy Agreement (“Agreement”) with Cosimo Damiano, Director, to act as a financial adviser for the Company including on a potential merger and acquisition transactions and other matters, along with other services as agreed between the Company and the Mr. Damiano. The Agreement is for $60,000 billed in $5,000 increments over a twelve-month period.

On April 5, 2013 the Company entered into an Independent Contractor Agreement (“Agreement”) with Donald Boyd (Director). This Agreement is ongoing and provides for consulting services from Mr. Boyd regarding ongoing operations of the Company. The Agreement provides a fixed monthly fee of $5,000. This Agreement was extended through November 30, 2014 and not renewed.

The following table sets forth the Company’s fees and compensation paid or earned by directors for the fiscal years 2014, 2013 and 2012.

DIRECTORS COMPENSATION

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Plan Compensation	All Other Compensation	Total

Donald Boyd(1)	2014	$-	$-	$-	-	$-	$-	$-	$-
	2013	$-	$-	$-	-	$-	$-	$-	$-
	2012	$-	$-	$-	-	$-	$-	$-	$-

Cosimo Damiano(2)	2014	$-	$-	$-	-	$-	$-	$-	$-
	2013	$-	$-	$-	-	$-	$-	$-	$-
	2012	$-	$-	$-	-	$-	$-	$-	$-

Robert Rosenthal	2014	$-	$-	$-	-	$-	$-	$-	$-
	2013	$-	$-	$-	-	$-	$-	$-	$-
	2012	$-	$-	$-	-	$-	$-	$-	$-

____________

(1)	Donald Boyd is a Director, and as of April 1, 2013 paid as a consultant for the Company. He earned $40,000 from January 1, 2013 through March 31, 2013 as a salaried employee.
(2)

Cosimo Damiano is a Director, and is paid for his consulting services for NAMG at $5,000 per month per Consultant Agreement dated February 1, 2013 and is effective through December 31, 2013. In 2014, Mr. Damiano became the Chief Financial Officer of the Company.

The Board of Directors has received no compensation for their roles on the Board. They have not earned fees, stock awards, option awards, or non-equity incentive plan compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of more than 5% of any class of NAMG’s voting securities.

As of April 28, 2015, the Company had 107,076,138 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of April 28, 2015 by each person who is known to have beneficial ownership of more than 5% of any class of NAMG’s voting securities:

Title of Class	Name and address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	(A) Sole Voting power, (B) shared voting power (C) sole investment power, (D) shared investment power	Percent of CommonStock (1)
Common Stock	ASPS Energy Investments Ltd.(2)	12,967,257	Robert Rosenthal (A)	12.1%
	701 E. Santa Clara Street
	Ventura, CA 93001

Common Stock	Donald Boyd	10,285,605	Donald Boyd (A)	9.6%
	701 E. Santa Clara Street
	Ventura, CA 93001

Common Stock	Robert Kerry Hoar	19,020,000	Robert K. Hoar (A)	17.8%
	701 E. Santa Clara Street
	Ventura, CA 93001

Common Stock	Robert Rosenthal	2,791,667	Robert Rosenthal	2.6%
	701 E. Santa Clara Street
	Ventura, CA 93001

_____________

(1)	NAMG has 107,076,138 shares of common stock issued and outstanding. As of April 28, 2015 no stock is held under warrant or security.
(2)	Shares held indirectly in ASPS Energy Investments Ltd., voting and investment control of which is held by Mr. Robert Rosenthal.

Security Ownership of Management.

The following table sets forth the beneficial ownership of the Company’s common stock as of April 28, 2015 by each executive officer and director and the directors and executive officers of the Company as a group:

Title of Class	Name and address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
Common Stock	Robert Rosenthal (2) (4)	15,758,924	14.7%
Common Stock	Donald Boyd (3) (4)	10,285,605	9.6%
Common Stock	Cosimo Damiano	3,491,667	3.2%
Common Stock	All Officers and Directors as a Group	29,536,196	27.6%

______________

(1)	NAMG has 107,076,138 shares of common stock issued and outstanding as of April 28, 2015. No stock is held under warrant, or security.
(2)	Shares held by ASPS Energy Investments Ltd., voting and investment control of which is held by Mr. Robert Rosenthal. No shares are held as security.
(3)	No shares are held as security.
(4)	333,333 shares were transferred to a non-related third party in January 2015.

Security Ownership of Certain Beneficial Owners

As of April 28, 2015, the Company is not aware of any persons that beneficially own more than 5% of its outstanding common stock who is not listed in the above referenced tables.

Change in Control Arrangements

As of April 28, 2015, there are no arrangements that would result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth all compensation plans including individual compensation arrangements) under which the company’s equity securities may be issued.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,000,000	$0.56	303,382
Equity compensation plans not approved by security holders	-		-
Total	2,000,000	$0.56	303,382

______________

(1)	At December 31, 2014 there were 850,000 stock option shares issued, and 846,618 warrants issued, leaving 303,382 available for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Particular Transactions

On July 23, 2014, the Company entered into a short-term promissory note (the “Note”) with ASPS Energy Investments Ltd., a company whose voting and investment control is held by Mr. Robert Rosenthal, the Company’s President and Chief Executive Officer. The Note is for a principal amount of $20,000, bears interest at the rate of 4% per annum, and is payable on or before August 26, 2014. The proceeds from the Note will be used for the Company’s general business purposes. This amount remains outstanding as of December 31, 2014, and the Company has accrued $355 in interest on this note through December 31, 2014. On March 17, 2015 the Company entered into an agreement with ASPS for the conversion of the outstanding principal excluding interest charges to be converted into 5,000,000 Common Shares at $0.004 per share. Separately on March 17, 2015 the Company entered into an agreement with Mr. Rosenthal to convert $11,167 of outstanding Salary fees into 2,791,667 Common Shares based on a conversion price of $0.004 per share.

On April 1, 2013 Donald Boyd, Operations Manager, and Robert Skerry Hoar, Managing Geologist, agreed to termination of services as full time employees, and signed Consulting Agreement contracts with the Company this same date. Each individual contract stipulates $5,000 per month fixed compensation for consulting services in the ongoing operations of NAMG. As of December 31, 2014, the Company has $48,500 in accounts payable to Donald Boyd and $46,057 to Robert Skerry Hoar in accounts payable. These agreements have been terminated effective November 30, 2014. On March 17, 2015 the Company entered into an agreement with Mr. Boyd to convert $11,167 of outstanding Consulting fees into 2,791,667 Common Shares based on a conversion price of $0.004 per share. On March 17, 2015 the Company entered into an agreement with Mr. Hoar to convert $45,000 of outstanding Consulting fees into 11,250,000 Common Shares based on a conversion price of $0.004 per share.

On February 1, 2013, the Company entered into a consulting contract with a Board Director, Cosimo Damiano. The consulting contract was for twelve months beginning January 2013 at a rate of $5,000 per month, and covers a variety of consulting activities in the management and operations of the Company. For the twelve (12) month period ending December 31, 2013 the Company incurred consulting fees totalling $60,000, $35,000 of which is included in accounts payable as of December 31, 2014. On March 17, 2015 the Company entered into an agreement with Mr. Damiano to convert $11,167 of outstanding Consulting fees into 2,791,667 Common Shares based on a conversion price of $0.004 per share.

On November 13, 2012, the Company entered into a Farm-In agreement with Avere Energy Corp (“Avere”), a wholly owned subsidiary of East West Petroleum Corp. According to the provisions of the agreement, Avere was to fund $300,000 for overhead, which was funded at 100% as of May 1, 2013. The Company has repaid through cash and overhead deductions in the amount of $193,390 leaving the debt remaining at December 31, 2014 of $106,610. Additionally, Avere has provided $1,300,000 to finance the drilling of Well 77-20 in exchange for a 25% working interest in the Tejon Extension. Well 77-20 has been drilled, and is currently shut in while reviewing additional testing possibilities. As of December 31, 2014 Avere has contributed $1,337,019 towards Well 77-20, with NAMG’s contribution at $115,275.

The Company entered into a short-term loan with ASPS Energy Investments, Ltd. (“ASPS”), a company whose voting and investment control is held by Mr. Robert Rosenthal, the Company’s President and Chief Executive Officer, on September 7, 2012, for the principal sum of $50,000, with interest rate of 3%. The note was due and payable on September 6, 2013, when the outstanding amount of principal and interest was due in full. On February 3, 2014, the outstanding principal of $50,000 as well as accrued interest of $2,153 was converted into 200,590 shares of common stock at a price of $0.26 per share. An additional $20,000 was funded on July 23, 2014. Accrued interest on this amount through December 31, 2014 is $355. The $20,355 has been converted into shares of common stock in February 2015.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees paid during the year ended December 31, 2014 for professional services rendered by Eide Bailly, for the quarter 1 audit review, Malone Bailey for quarter 2 and 3 and the 2014 audit of our annual financial, and Brown Armstrong, the Company’s tax accountants:

Accounting Fees and Services

	2014	2013
Audit Fees	$34,650	$34,650
Audit Related Fees
Tax Fees	$31,247	$31,247
All Other Fees
TOTAL	$65,897	$65,897

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

PART IV

Item 15. Exhibits, Financial Statement Schedules. CONFIRM WITH LEGAL

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

Date: May 14, 2015	By:	/s/ Robert Rosenthal
	Name:	Robert Rosenthal
	Title:	President and Chief Executive Officer

Date: May 14, 2015	By:	/s/ Cosimo Damiano
	Name:	Cosimo Damiano
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

North American Oil and Gas Corp.

Ventura, California

We have audited the accompanying consolidated balance sheet of North American Oil and Gas Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North American Oil and Gas Corp. as of December 31, 2014 and 2013, and the results of their operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that North American Oil and Gas Corp. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and negative cash flows which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

May 13, 2015

NORTH AMERICAN OIL & GAS CORP.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	DECEMBER 31,	DECEMBER 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$51,210	$49,563
Accounts receivable	2,846	704
Total current assets	54,056	50,267

Fixed assets, net	4,334	5,876

Other Assets
Restricted cash	-	1,037
Oil and gas properties, successful efforts method	215,161	472,520
Deposits	21,300	21,300
Total other assets	236,461	494,857

TOTAL ASSETS	$294,851	$551,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$46,130	$62,655
Accounts payable - related party	236,167	156,610
Advance from working interest owner	-	53,090
Other current liabilities	339,360	172,735
Current portion of convertible note payable - net of original interest discount of $18,586 and $0, respectively, and debt discount of $54,837 and $0, respectively	407,585	-
Derivative liability	61,134	-
Note payable - related party, including accrued interest	20,000	50,000
Total current liabilities	1,110,376	495,090

LONG TERM LIABILITIES
Long Term Debt	18,413
Asset retirement obligation	77,415	104,100

TOTAL LIABILITIES	1,206,204	599,190

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized 66,164,337 and 61,114,602 shares issued and outstanding, respectively	66,164	61,115
Additional paid in capital	2,363,342	1,818,389
Accumulated deficit	(3,340,859)	(1,927,694)
Total stockholders' deficit	(911,353)	(48,190)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$294,851	$551,000

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	YEARS ENDED
	DECEMBER 31,
	2014	2013

OPERATING EXPENSES
Exploration and leasehold costs	45,365	457,501
Management and consulting expenses	110,809	119,480
General and administrative expenses	744,145	931,607
Impairment expense	259,092	-
Depreciation	1,542	154
Accretion on asset retirement obligation	1,026	9,436
Total operating expenses	1,161,979	1,518,178

OTHER INCOME (EXPENSE)
Interest expense, including amortization of original issue discount, net	(241,295)	-
Loss on embedded derivative	(11,134)	-
Other income (expense)	1,243	(7,310)
Total other (income) expense	(251,186)	(7,310)

Net loss before provision for income taxes	(1,413,165)	(1,525,488)

Provision for income taxes	-	-

NET LOSS	$(1,413,165)	$(1,525,488)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,814,163	61,114,602

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2012	-	$-	60,125,000	$60,125	$654,155	$(402,206)	$312,074

Shares issued for cash	-	-	989,602	990	624,030	-	625,020
Stock based compensation	-	-	-	-	540,204	-	540,204
Net loss for the year	-	-	-	-	-	(1,525,488)	(1,525,488)

Balance - December 31, 2013	-	-	61,114,602	61,115	1,818,389	(1,927,694)	(48,190)

Shares issued for cash	-	-	1,549,145	1,549	298,451	-	300,000
Shares issued for conversion of notes payable - related party	-	-	200,590	200	51,953	-	52,153
Shares issued for services	-	-	3,600,000	3,600	77,700	-	81,300
Stock based compensation	-	-	-	-	92,089	-	92,089
Warrants issued in connection with convertible note payable	-	-	-	-	24,760	-	24,760
Net loss for the year	-	-	-	-	-	(1,413,165)	(1,413,165)

Balance - December 31, 2014	-	$-	66,464,337	$66,464	$2,363,342	$(3,340,859)	$(911,053)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	YEARS ENDED
	DECEMBER 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,413,165)	$(1,525,488)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	1,542	154
impairment expense	259,092	-
Amortization of original issue discount	54,414	-
Amortization of debt discount	18,426	-
Accretion expense	1,026	9,436
Stock based compensation	92,089	540,204
Loss on embedded derivative	11,134	-
Default interest added to note payable	170,418	-
Common shares issued for services	81,000	-

Change in assets and liabilities
(Increase) decrease in accounts receivable	(2,142)	4,066
(Increase) decrease in prepaid expenses and other assets	-	4,140
Increase (decrease) in accounts payable	(16,527)	(545,895)
Increase (decrease) in accrued expenses	168,779	172,735
Increase (decrease) in accounts payable - related party	79,557	(143,390)
Total adjustments	918,808	41,450
Net cash (used in) operating activities	(494,357)	(1,484,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(1,346)
Acquisition of oil and gas properties	(82,533)	(845,031)
Decrease in restricted cash	1,037	936,030
Net cash provided by (used in) investing activities	(81,496)	89,653

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from the sale of common stock	300,000	625,020
Proceeds from the issuance of short-term convertible debt, net	240,000	-
Proceeds from the issuance of long-term convertible debt, net	67,500
Proceeds from the issuance of notes payable - related party	20,000	240,000
Repayment of principal on convertible notes payable	(50,000)	-
Net cash provided by financing activities	577,500	865,020

NET INCREASE (DECREASE) IN CASH	1,647	(529,365)

CASH - BEGINNING OF YEAR	49,563	578,928

CASH - END OF YEAR	$51,210	$49,563

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	-	-
Income taxes	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:
Common stock issued for conversion of note payable - related party	52,154	-
Warrants issued with convertible debt	24,760	-
Original issue discount	67,500	-
Recovery of oil and gas property	-	75,117
Asset retirement obligation	27,711	32,635
Debt discount from derivative	50,000	-

 The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Organization

North American Oil & Gas Corp. and its subsidiary (the “Company” or “NAMG”) was originally incorporated under the name Calendar Dragon Inc. as a Nevada corporation on April 7, 2010. On October 11, 2012, the Company changed its name under Nevada law from Calendar Dragon Inc. to North American Oil & Gas Corp.

On November 20, 2012 NAMG entered into an Agreement and Plan of Merger (the “Merger”), by and among the Company, Lani Acquisition, LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company (“Lani Acquisition”), and Lani, LLC, a California limited liability company. NAMG is primarily engaged in the business of acquiring, exploring, and developing oil and natural gas properties.

The Company is in the early stages of exploration and its planned future principal business is the acquisition and development of mineral interest in the San Joaquin Basin region of California, with no operating revenue during the period presented.

The Company’s working capital has been generated from the sales of common stock, warrant options and from advances pursuant to the Farm-In Agreement with Avere Energy Corp as well as from proceeds received from convertible promissory notes and other notes payable.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with United States (U.S.) generally accepted accounting principles requires management to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses, as well as disclosure of contingent assets and liabilities.

Going concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The Company has accumulated deficits since Inception of $3,340,859 and has a working capital deficit at December 31, 2014 of $1,056,320. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

Management is currently involved in raising capital to continue the operations and financial requirements the Company foresees. These steps include, but are not limited to:

1)	capital raisings

2)	farm-in agreements and asset sales

3)	Other investor related interests

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company as of December 31, 2014.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Lani, LLC. All inter-company accounts and transactions have been eliminated. These consolidated financial statements present the net assets and operations of NAMG for the years ended December 31, 2014 and 2013.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates. Significant estimates made by management include, but are not limited to, the useful life of fixed assets, amounts and timing of closure obligations, accretion of asset retirement obligations, the assumptions used to calculate fair value of options and warrants granted, beneficial conversion of convertible notes payable, asset valuations, common stock issued for services, and common stock issued for conversion of notes.

Oil and Natural Gas Properties

The Company’s oil and gas exploration and production activities are accounted for using the successful efforts method. Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities. The costs of development wells are capitalized whether productive or nonproductive. Oil and gas lease acquisition costs are also capitalized. Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use. Leasehold impairment is recognized based on exploratory experience and management’s judgment. Upon achievement of all conditions necessary for the classification of reserves as proved the associated leasehold costs are reclassified to proved properties.

Depreciation, depletion and amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account.

When circumstances indicate that an asset may be impaired, we compare expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

Unproved oil and gas properties are assessed periodically for impairment based on remaining lease terms, drilling results, commodity price outlooks, future plans to develop acreage and other relevant matters. During the years ended December 31, 2014 and 2013, the Company recognized no impairment charges.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, generally with maturity of three months or less at time of purchase, to be cash equivalents. As of December 31, 2014 and 2013, there are no cash equivalents.

Restricted Cash

Restricted cash consists of advances from working interest owners designated to be used for the acquisition of leaseholds and other oil and gas exploration and development activities, and general and administrative expenses.

Concentrations

The Company’s cash, restricted cash and accounts receivable are exposed to concentrations of credit risk. The Company manages the risk associated with the cash by depositing these funds with major financial institutions thereby minimizing exposure for deposits in excess of federally insured amounts. On occasion, the Company may have cash in banks in excess of federally insured amounts. We believe that credit risk associated with cash is remote.

Included in the Company’s consolidated balance sheets at December 31, 2014 and 2013, are the net assets of the entity’s oil and gas operations, all of which are located in San Joaquin Basin region of California and which total $215,161 and $472,520, respectively.

The majority of the Company’s working capital as of December 31, 2014 and 2013 is from three separate Purchase and Sales Agreements that totaled $625,000. Two of these agreements included the issuance of 346,618 warrants.

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

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25, “Definition of Settlement”, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

As of December 31, 2014, the Company had Federal net operating loss carry forwards of approximately $1,114,602 to reduce future taxable income, which expire after 2034. Interest and penalties on tax deficiencies are classified as income taxes in accordance with ASC Topic 740.

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

As of December 31, 2014 all but $2,846 in Company receivables has been fully collected, and, accordingly, no allowance for doubtful accounts has been recorded.

Deposits

Deposits consist of a $20,000 bond held by the State of California for plugging and abandonment expenses, and an office lease deposit of $1,300.

Fixed Assets

Fixed assets consist of furniture, fixtures, and equipment and these fixed assets are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Depreciation expense for the years ended December 31, 2014 and 2013 are $1,542 and $155, respectively.

Leases

The Company conducts its operations from leased facilities. Normally, the Company records rental expense on its operating leases over the lease term as it becomes payable. If rental payments are not made on a straight-line basis, per terms of the agreement, the Company records a deferred rent expense and recognizes the rental expense on a straight-line basis throughout the lease term. Rent expense was $14,400 and $14,400 for the years ended December 31, 2014 and 2013, respectively.

Asset Retirement Obligation

The Company follows the provisions of ASC 410-10, “Asset Retirement and Environmental Obligations,” at such time as it acquires or drills oil and gas wells. The estimated fair value of the future costs associated with the dismantlement, abandonment, and restoration of oil and gas properties is recorded when incurred, generally upon acquisition or commencement of drilling of a well. The estimated costs are discounted to present values using a credit adjusted risk free rate over the estimated economic life of the oil and gas properties. Such costs are capitalized as part of the related asset. The asset will be depleted on the units-of-production method. The associated liability is classified in other long-term liabilities in the accompanying consolidated balance sheets. The liability will be periodically adjusted to reflect (1) new liabilities incurred, (2) liabilities settled during the period, (3) accretion expense, and (4) revisions to estimated future cash flow requirements. Accretion expense of $1,026 and $9,436 is recorded as a component of leasehold costs in the accompanying consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718, “Compensation — Stock Compensation”, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, “Equity Based Payments to Non-employees”, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Stock-Based Compensation Employees

The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Revenue Recognition

The Company has not had any revenue recognized to date.

Related party transactions

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties that control or can significantly influence the management or operating policies of the Company. The Company discloses all related party transactions.

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

The Company’s financial instruments consist of cash, accounts receivable, prepaid expenditures, and short-term liabilities. The fair value of these financial instruments approximates the book value due to the short-term nature of these balances.

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

Commitments and Contingent Liabilities

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operations. In the Company’s acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean-up or restoration, the liability to cure such a violation could fall upon the Company. Management believes its properties are operated in conformity with local, state, and federal regulations. No claim has been made, nor is the Company aware of any uninsured liability which the Company may have, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations.

The Company is contingently liable for all of the asset retirement costs associated with the Pass Exploration 77-20 well, as opposed to its 75% working interest share of such costs. The asset retirement obligation has been calculated using the Company’s share of 75% of the working interest in the leased property. Pursuant to the Farm-In, the Company is contingently liable for 100% of the asset retirement obligation related to the Pass Exploration 77-20 well if the well proves to be incapable of producing oil or gas in commercial quantities. This well was in the drilling process as of December 31, 2014 and 2013. Post period the company has sold its working interest in the 77-20 well and no longer will be recording an asset retirement obligation for well 77-20. The sale with an overriding royalty has reduced the company’s commitments and continent liabilities while also ensuring the company recovers its $20,000 bond with the State of California.

Earnings (Loss) Per Share

Earnings per share is calculated in accordance with FASB ASC No. 260, Earnings Per Share, for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding, which were 62,814,163 for the year ended December 31, 2014. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Due to the reported losses, inclusion of common stock equivalents would be anti-dilutive. The Company has 39,947,766 of common stock equivalents as of December 31, 2014 representing common shares issuable for the exercise of stock option, warrants and the conversion of convertible notes payable.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying financial statements to maintain consistency between periods presented. The reclassifications had no impact on net (loss) or stockholders’ equity (deficit).

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 are effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods; however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended June 30, 2014.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact of the Company’s financial condition or results of its operations. Various accounting standards and interpretations were issued in. The Company has evaluated the recently issued accounting pronouncements that are effective in 2014 and believe that no other recent pronouncements or updates will have a material effect on the Company’s consolidated financial position, results or operations, or cash flows when adopted.

NOTE 3 – OIL AND GAS PROPERTIES

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

Combined, the Company at December 31, 2014 has over 174 leaseholds in the San Joaquin Basin with one to three (3) year terms that expire through December 2017. During the fourth quarter of 2014, the Company strategically decided to have the leases in Tejon Main and White Wolf lapse as they expire, keeping the Tejon Extension leases which was sold post year end. As a result, the Company impaired $259,093 in oil and gas properties during 2014.

Oil and gas properties consist of the following:

	December 31, 2014	December 31, 2013

Oil and Gas Property
Unproved Leaseholds	$148,829	$378,478
Asset Retirement Obligation	$66,332	$94,042

Total Oil and Gas Properties	$215,161	$472,520

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company entered into a short-term loan with ASPS Energy Investments, Ltd. (“ASPS”), a company whose voting and investment control is held by Mr. Robert Rosenthal, the Company’s President and Chief Executive Officer, on September 7, 2012, for the principal sum of $50,000, with interest rate of 3%. The note was due and payable on September 6, 2013, when the outstanding amount of principal and interest was due in full. On February 3, 2014, the outstanding principal of $50,000 as well as accrued interest of $2,153 was converted into 200,590 shares of common stock at a price of $0.26 per share. The balance of this accounts payable at December 31, 2014 is $0.

On November 13, 2012, the Company entered into a Farm-In agreement with Avere Energy Corp (“Avere”), a wholly owned subsidiary of East West Petroleum Corp, a company with common ownership to NAOMG. According to the provisions of the agreement, Avere was to fund $300,000 for overhead, which was funded at 100% as of May 1, 2013. The Company has repaid through cash and overhead deductions in the amount of $193,390 leaving the debt remaining at December 31, 2014 of $106,610. Additionally, Avere has provided $1,300,000 to finance the drilling of Well 77-20 in exchange for a 25% working interest in the Tejon Extension. Well 77-20 has been drilled, and is currently shut in while reviewing additional testing possibilities. As of December 31, 2014 Avere has contributed $1,337,019 towards Well 77-20, with NAMG’s contribution at $115,275.

On February 1, 2013, the Company entered into a consulting contract with a Board Director, Cosimo Damiano. The consulting contract is for twelve months beginning January 2013 at a rate of $5,000 per month, and covers a variety of consulting activities in the management and operations of the Company. For the twelve (12) month period ending December 31, 2013 the Company incurred consulting fees totaling $60,000, $35,000 of which is included in accounts payable as of December 31, 2014.

On April 1, 2013 Donald Boyd, Operations Manager, and Robert Skerry Hoar, Managing Geologist, agreed to termination of services as full time employees, and signed Consulting Agreement contracts with the Company this same date. Each individual contract stipulates $5,000 per month fixed compensation for consulting services in the ongoing operations of NAMG. As of December 31, 2014, the Company has $48,500 in accounts payable to Donald Boyd and $46,057 to Robert Skerry Hoar in accounts payable. These agreements have been terminated effective November 30, 2014.

On July 23, 2014, the Company entered into a short-term promissory note (the “Note”) with ASPS Energy Investments Ltd., a company whose voting and investment control is held by Mr. Robert Rosenthal, the Company’s President and Chief Executive Officer. The Note is for a principal amount of $20,000, bears interest at the rate of 4% per annum, and is payable on or before August 26, 2014. The proceeds from the Note were used for the Company’s general business purposes. This amount remains outstanding as of December 31, 2014, and the Company has accrued $355 in interest on this note through December 31, 2014. The note was amended to have the note to either be paid in the form of cash or converted into shares at 60% of the lowest trading price over the last 20 trading days. On March 17, 2015, the outstanding principal of $20,000 excluding the accrued interest was converted into 5,000,000 shares of common stock at a price of $0.004 per share. The balance of this accounts payable at December 31, 2014 is $0.

Total outstanding related party accounts payable to Avere, Cosimo Damiano, Donald Boyd, Robert Skerry Hoar at December 31, 2014 is $236,167.

NOTE 5 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	December 31, 2014	December 31, 2013

Asset retirement obligation, beginning of period	$104,100	$62,029
Abandonment costs	-	-
Loss(gain) on settlement of liabilities	-	-
Revisions in estimated liabilities	$(27,711)	$32,635
Liabilities incurred from new drilling	-	-
Accretion expenses	$1,026	$9,436

Asset retirement obligation, end of period	$77,415	$104,100

NOTE 6 – INCOME TAXES

As of December 31, 2014 and 2013 the Company had deferred tax assets amounting to approximately $997,715 and $813,669, respectively. These tax assets are a result of net operating losses and differences between the book and tax basis in oil and gas properties. A valuation allowance has been established due to the uncertainty of the utilization of the operating losses in future periods. As a result, in both years the deferred tax asset was reduced to zero and no income tax benefit was recorded. The net operating loss carry forwards will begin to expire in 2034.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets is the result of the following:

	2014	2013
Deferred Tax Assets, Net
Net Operating Loss Carry forward	$742,297	$635,240
Basis of Property & Equipment	$255,418	$178,429
(Less: Valuation Allowance)	$(997,715)	$(813,669)

Total Deferred Income tax asset, Net	-	-

The provision for income taxes consists of the following components:

	2014	2013
Current Tax Benefit
Federal	-	-
State	-	-

	-	-

Deferred Tax Benefit
Federal	(823,986)	646,638
State	(173,729)	167,031

	(997,715)	813,669

Valuation Allowance	-
Federal	(823,986)	(646,638)
State	(173,729)	(167,031)

	(997,715)	(813,669)

Total		-

NOTE 7 – EQUITY

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

On December 26, 2014, the Company issued 3,000,000 shares of common stock under an S-8 to a consultant for services rendered at $60,000.

On December 30, 2014 the Company issued 300,000 share of common stock to Beaufort Capital as compensation for terminating the S1.

As of December 31, 2014, the Company has 66,464,337 shares issued and outstanding.

NAMG

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

During the year ended December 31, 2013, the Company recorded stock-based compensation of $276,269 and $243,955, respectively, as general and administrative expenses, and G & G Services. At December 31, 2013 the weighted average remaining life of the stock options is 4.25 years. The unamortized amount of stock-based compensation at December 31, 2013 was $92,089. This remaining cost was expensed in the first quarter of 2014.

At December 31, 2014 the weighted average remaining life of the stock options is 8 years. All options had been fully amortized as of December 31, 2014.

Outstanding as of December 31, 2014	Number of Options/Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Outstanding as of December 31, 2013	850,000	$0.70-$ 0.80	$0.76
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited/expired/cancelled	-	-	-
Outstanding as of December 31, 2014	850,000	$0.70-$0.80	$0.76
Exercisable as of December 31, 2014	850,000	$0.70-$0.80	$0.76
Exercisable as of December 31, 2013	350,000	$0.70	$0.70

Information about stock options outstanding as of December 31, 2014 is as follow:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Number of Options Exercisable
$0.70		7.20	350,000
$0.80		8.30	500,000
		7.80	850,000

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Risk-free interest rate(1)	-	1.75
Expected life (in years)(2)	-	3.625
Expected volatility(3)	-	225.02
Dividend yield	-	-
Weighted-average estimated fair value of options granted during the period	-	0.795

_____________

(1)	The Risk Free Rate is a 5 Year Treasury rate.
(2)	The expected life (in years) is based on the simplified method: Expected term = ((vesting term + original contractual term)/2).
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

Effective December 1, 2013, the Company entered into a letter agreement (the “O&E Agreement”) with Oel und Erdgazforshung AG, a Nevis Corporation (the “Investor”), relating to the sale and issuance of Common Stock, and warrants (the “December 1st Warrants”).

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

A summary of the Company’s warrant activity and related information is as follows:

	Number of Shares	Weighted-Average Remaining Life (in years)	Weighted Average Exercise Price
Outstanding at January 1, 2014 (1)	196,618	3.00	$1.01
Granted Warrants (2)	650,000	3.00	$0.36
Exercised	-
Cancelled/Expired	-
Outstanding at December 31, 2014	846,618	2.35

Vested and Exercisable at December 31, 2014	846,618	2.35	$0.37

________________

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

(2)

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

(3)

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

NOTE 8 – CONVERTIBLE NOTES PAYABLE

WHC Capital, LLC

On August 12, 2014 the Company entered into a Convertible Promissory Note with WHC Capital, LLC. (“WHC”). The Convertible Promissory Note provides the Company with a note in the principal amount of $210,000. The net proceeds the Company received was $135,000 as $60,000 of Original Issue Discount and a financing fee of $15,000 was netted out from the total principal. The Convertible Promissory Note matures on February 11, 2015, and the Company shall make monthly installments of $25,000, commencing September 11, 2014, with the balance due at maturity. As of December 31, 2014, payments in the amount of $50,000 have been made and the balance remaining at December 31, 2014 is $160,000. As the Company failed to make their required $25,000 installment (and subsequent installments), on November 10, 2014, they have defaulted on the WHC Convertible Promissory Note. As a result of the default, pursuant to the terms of WHC Convertible Promissory Note, the November 10, 2014 installment of $25,000 is increased by 30%, and bears interest at 22%. Additionally, the default leads to acceleration and then the full note is increased by 150% to total $330,581. The Company is in process of negotiating a settlement with WHC. As of December 31, 2014, the Company recorded $170,418 in default interest and penalties.

The Convertible Promissory Note may not be prepaid in whole or in any part except as otherwise explicitly set forth in the agreement. Any amount of principal or interest on this Convertible Promissory Note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid (see above).

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

In addition, the Company has recognized an original issue discount in the amount of $60,000. This amount will be amortized using the effective interest method over the life of the Convertible Promissory Note. For the period ended December 31, 2014, the Company has amortized $48,001, with $11,999 remaining as of December 31, 2014.

The WHC note was issued with 500,000 warrants, expiring thirty-six months from the execution of the warrant agreement are exercisable into 500,000 common shares of the Company’s Common Stock at $.15 per share. The fair value of the warrants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 128.14%, risk free interest rate of 1.00%; and expected term of three years. The fair value of the warrants on the date of issuance is reflected as a debt discount in the amount of $24,760 and an increase to additional paid-in capital. Through the period ended December 31, 2014, there was amortization of the debt discount of $18,426 to bring the debt discount to $6,334 as of December 31, 2014.

JMJ Financial

On September 3, 2014 the Company entered into a Convertible Note with JMJ Financial (“JMJ”). The Convertible Note provides the Company with a note in the principal amount up to $300,000. The Company received an initial tranche of gross proceeds of $50,000, and net proceeds of $45,000, the $5,000 being Original Issue Discount. The term of the Convertible Note is two years. There is no interest due if the Company repays the note in the first three months. If the Company fails to repay the note within the 90 day period, a one-time interest charge of twelve percent (12%) shall be applied to the principal. A second tranche with similar terms of $25,000 gross proceeds and $22,500 net proceeds was received on December 18, 2014.

JMJ has the right after the 90th day, at its election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of common stock at a conversion price of 60% of the lowest trade price in the 20 trading days previous to the conversion. On December 3, 2014, when the first tranche of the JMJ Note became convertible, the Company recognized a derivative liability in the amount of $66,204. The Company recognized a fair value adjustment of $5,070 through December 31, 2014 bringing the derivative liability balance down to $61,134 at December 31, 2014. There was amortization of the debt discount of $1,497 to bring the unamortized debt discount down to $48,503 from $50,000.

In addition, the Company has recognized an original issue discount in the amount of $5,000. This amount will be amortized using the effective interest method over the life of the Convertible Promissory Note. For the period ended December 31, 2014, the Company has amortized $913, with $6,587 remaining as of December 31, 2014.

KBM Worldwide, Inc.

On November 7, 2014 the Company entered into a Convertible Promissory Note with KBM Worldwide, Inc. (“KBM”). The Convertible Promissory Note in the principal amount of $53,500 accrues interest at the rate of 8% per annum and matures August 7, 2015. Any amount of principal or interest on this Convertible Promissory Note which is not paid when due shall bear interest at the rate of 22% per annum (“Default Rate”). The Company received net proceeds of $50,000 for this note, paying $3,500 of fees related to the note out of closing.

KBM shall have the right to convert this note into shares of the Company’s common stock after 180 days at a conversion price equal to 61% (39% discount) of the average of the three lowest trading prices during the ten trading day period ending on the latest complete trading day prior to conversion. Upon becoming convertible, the conversion feature will be accounted for as an embedded derivative liability.

There has been no payments made on this note through December 31, 2014, and the Company has accrued $633 in interest for the period ended December 31, 2014.

LG Capital Funding, LLC

On November 18, 2014 the Company entered into a Convertible Redeemable Note with LG Capital Funding, LLC. (“LG”). The Convertible Redeemable Note in the principal amount of $42,000 accrues interest at the rate of 8% per annum and matures November 18, 2015. The note may be prepaid at any time up to the 180th day at a prepayment penalty as stipulated in the note agreement. The Company received net proceeds of $40,000 for this note, paying $2,000 of fees related to the note out of closing.

LG shall have the right to convert this note into shares of the Company’s common stock after 180 days at a conversion price equal to 65% (35% discount) of the lowest trading prices during the twenty trading day period ending on the latest complete trading day prior to conversion. Upon becoming convertible, the conversion feature will be accounted for as an embedded derivative liability.

There has been no payments made on this note through December 31, 2014, and the Company has accrued $396 in interest for the period ended December 31, 2014.

Long-term Debt Summary - December 31, 2014	WHC Capital	JMJ Financial	KBM Worldwide	LG Capital	Total
Principal Amount	$210,000	$75,000	$53,500	$42,000	$380,500
Original Issue Discount	(11,999)	(6,587)	-	-	(18,586)
Debt Discount	(6,334)	(48,503)	-	-	(54,837)
Default Interest Added	170,581	-	-	-	170,581
Principal Repayments	(50,000)	-	-	-	(50,000)
Total - December 31, 2014	312,248	19,910	53,500	42,000	427,658
Less: Current portion of convertible notes payable	(312,248)	(19,910)	(53,500)	(42,000)	(427,658)
Long-term portion of convertible notes payable	$-	$-	$-	$-	$-

NOTE 9 – FAIR VALUE MEASUREMENT

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell the asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements", whereby the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are as follows:

Level 1:	Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

Level 2:

Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:

Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total

Derivative liabilities	-	-	61,134	61,134

There were no such derivatives at December 31, 2013

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible Notes(1)	Derivative Liability(2)	Notes Payable(3)

Liabilities Measured at Fair Value
Beginning balance as of December 31, 2012	$-	$-	$-
Revaluation (gain)/loss in interest expense	-	-	-
Issuances, net of discount	-	-	50,000
Amortization of discount	-	-	-
Balance as of December 31, 2013	$-	$-	$50,000
Derivative expense	-	66,204	-
Revaluation (gain)/loss in interest expense	-	(5,070)	-
Issuances, net of discount and repayemnts	361,490	-	(30,000)
Amortization of discount	72,010	-	-
Ending balance as of December 31, 2014	$433,500	$61,134	$20,000

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest is as follows:

For fiscal 2013	$-	$-		$-
For fiscal 2014	-	11,134	(4)	-

________________

(1)	The balance as of December 31, 2014 and 2013, includes gross proceeds received, net of repayments.
(2)	Represents the derivative liability on the convertible notes.
(3)	The balance represents the gross amounts outstanding for December 31, 2014 and 2013, net of repayments.
(4)	Includes a day 1 loss on embedded derivative of $16,204

NOTE 10 – SUBSEQUENT EVENTS

On March 25, 2015, the Company issued 19,625,001 shares of stock for a value of $78,500 ($0.004 per share) in conversion of various accounts payable and accrued expenses to officers and directors of the Company.

On February 17, 2015, March 24, 2015 and April 7, 2015, the Company converted a total of $36,017 in the WHC Capital convertible notes for 10,916,800 shares of common stock in accordance with the note agreement.

On March 4, 2015, March 25, 2015 and April 10, 2015 the Company converted a total of $23,899 in JMJ Financial convertible notes for 9,170,000 shares of common stock in accordance with the note agreement.

On March 1, 2015, the Company entered into a Purchase and Sale Agreement with Soda Creek Exploration, LLC (“SCE”) to farm-in to the Tejon agreements in the Pass Exploration 77-20 well. In addition, all ARO costs and liabilities associated with this drilling is transferred to SCE and NAMG retains an overriding royalty of 0.5% of future production.

