Form 10-K/A
period 2014-12-31
North American Oil & Gas Corp.
filed 2015-05-15
CIK 1515635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to North American Oil & Gas Corp's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), as filed with the Securities and Exchange Commission on May 14, 2015 is to furnish Amended Exhibits 101 to the Form 10-K in accordance with Rule 201(c) and Rule 405 of Regulation S-T. Exhibits 101 provide the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K.

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

Date: May 15, 2015	By:	/s/ Robert Rosenthal
	Name:	Robert Rosenthal
	Title:	President and Chief Executive Officer

Date: May 15, 2015	By:	/s/ Cosimo Damiano
	Name:	Cosimo Damiano
	Title:	Chief Financial Officer

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

