Form 10-Q
period 2015-03-31
North American Oil & Gas Corp.
filed 2015-05-29
CIK 1515635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

(805) 665-6308

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

As of May 20, 2015, there were 111,176,138 shares of registrant’s common stock outstanding.

NORTH AMERICAN OIL & GAS CORP.

NORTH AMERICAN OIL & GAS CORP.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	MARCH 31,	DECEMBER 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,906	$51,210
Accounts receivable	2,846	2,846
Total current assets	14,752	54,056

Fixed assets, net	3,936	4,334

Other Assets
Oil and gas properties, successful efforts method	-	215,161
Deposits	21,300	21,300
Total other assets	21,300	236,461

TOTAL ASSETS	$39,988	$294,851

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$77,110	$46,130
Accounts payable - related party	169,884	236,167
Other current liabilities	369,869	339,360
Current portion of convertible note payable - net of discounts of $146,363 and $74,920, respectively	348,774	407,585
Derivative liability	325,553	61,134
Note payable - related party, including accrued interest	-	20,000
Total current liabilities	1,291,190	1,110,376

LONG TERM LIABILITIES
Long Term Debt	-	18,413
Asset retirement obligation	-	77,415

TOTAL LIABILITIES	1,291,190	1,206,204

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized 103,323,338 and 66,164,337 shares issued and outstanding, respectively	103,323	66,164
Additional paid in capital	2,539,653	2,363,342
Accumulated deficit	(3,894,178)	(3,340,859)
Total stockholders' deficit	(1,251,202)	(911,353)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,988	$294,851

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014

OPERATING EXPENSES
Exploration and leasehold costs	1,648	28,694
Management and consulting expenses	6,000	40,500
General and administrative expenses	139,598	256,057
Impairment expense	-	-
Depreciation	398	362
Accretion on asset retirement obligation	-	2,320
Total operating expenses	147,644	327,933

OTHER INCOME (EXPENSE)
Interest expense, including amortization of original issue discount, net	(91,868)	(2,154)
Loss on embedded derivative	(166,062)	-
Loss on sale of assets	(147,745)	-
Other income (expense)	-	1,493
Total other (income) expense	(405,675)	(661)

Net loss before provision for income taxes	(553,319)	(328,594)

Provision for income taxes	-	-

NET LOSS	$(553,319)	$(328,594)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	70,131,426	61,869,237

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(553,319)	$(328,594)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation expense	398	362
Amortization of original issue discount and debt discount	90,104	-
Accretion expense	-	2,320
Stock based compensation	6,000	92,090
Loss on embedded derivative	166,062	-
Loss on sale of assets	147,745	-

Change in assets and liabilities
Decrease in accounts receivable	-	21
Increase in accounts payable	30,980	17,206
Increase in accrued expenses	30,509	36,059
Increase (decrease) in accounts payable - related party	12,217	(50,000)
Total adjustments	484,015	98,058
Net cash (used in) operating activities	(69,304)	(230,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(10,000)	(19,059)
Decrease in restricted cash	-	1,037
Net cash (used in) investing activities	(10,000)	(18,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from the sale of common stock	-	300,000
Proceeds from the issuance of short-term convertible debt, net	40,000	-
Net cash provided by financing activities	40,000	300,000

NET INCREASE (DECREASE) IN CASH	(39,304)	51,442

CASH - BEGINNING OF PERIOD	51,210	49,563

CASH - END OF PERIOD	$11,906	$101,005

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	-	-
Income taxes	-	-

SUPPLEMENTAL NON-CASH ACTIVITY:
Common stock issued for conversion of note payable - related party	-	52,154
Recovery of oil and gas property	-	15,581
Common stock issued for conversion of notes payable	45,780	-
Common stock issued for conversion of accounts payable	78,500	-
Debt discount from derivative	161,547	-
Sale of ARO	77,415	-
Derivative liability extinguished	63,190	-
Common stock issued for conversion of related party notes payable	20,000	-

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by USGAAP for complete financial statements, and rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on May 15, 2015. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company is contingently liable for all of the asset retirement costs associated with the Pass Exploration 77-20 well, as opposed to its 75% working interest share of such costs. The asset retirement obligation has been calculated using the Company’s share of 75% of the working interest in the leased property. Pursuant to the Farm-In, the Company is contingently liable for 100% of the asset retirement obligation related to the Pass Exploration 77-20 well if the well proves to be incapable of producing oil or gas in commercial quantities. This well was in the drilling process as of December 31, 2014. In 2015, the Company has sold its working interest in the 77-20 well and no longer will be recording an asset retirement obligation for well 77-20. The sale with an overriding royalty has reduced the Company’s commitments and continent liabilities while also ensuring the Company recovers its $20,000 bond with the State of California. On March 1, 2015, the Company entered into a Purchase and Sale Agreement with Soda Creek Exploration, LLC (“SCE”) to farm-in to the Tejon agreements in the Pass Exploration 77-20 well. In addition, all ARO costs and liabilities associated with this drilling has been transferred to SCE and NAMG retains an overriding royalty of 1.5% of future production. As a result, the Company lost $147,745 on the sale of the assets.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency between periods presented. The reclassifications had no impact on net (loss) or stockholders’ equity (deficit).

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The Company has accumulated losses of $3,888,178 and has a working capital deficit of $1,296,438 at March 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

On November 13, 2012, the Company entered into a Farm-In agreement with Avere Energy Corp (“Avere”), a wholly owned subsidiary of East West Petroleum Corp, a company with common ownership to NAOMG. According to the provisions of the agreement, Avere was to fund $300,000 for overhead, which was funded at 100% as of May 1, 2013. The Company has repaid through cash and overhead deductions in the amount of $193,390 leaving the debt remaining at December 31, 2014 of $106,610. Additionally, Avere has provided $1,300,000 to finance the drilling of Well 77-20 in exchange for a 25% working interest in the Tejon Extension. Well 77-20 has been drilled, and is currently shut in while reviewing additional testing possibilities. As of March 31, 2015 Avere has contributed $1,337,019 towards Well 77-20, with NAMG’s contribution at $115,275.

On February 1, 2013, the Company entered into a consulting contract with a Board Director, Cosimo Damiano. The consulting contract is for twelve months beginning January 2013 at a rate of $5,000 per month, and covers a variety of consulting activities in the management and operations of the Company. For the twelve (12) month period ending December 31, 2013 the Company incurred consulting fees totaling $60,000, $24,883 of which is included in accounts payable as of March 31, 2015.

On April 1, 2013 Donald Boyd, Operations Manager, and Robert Skerry Hoar, Managing Geologist, agreed to termination of services as full time employees, and signed Consulting Agreement contracts with the Company this same date. Each individual contract stipulates $5,000 per month fixed compensation for consulting services in the ongoing operations of NAMG. As of March 31, 2015, the Company has $37,333 in accounts payable to Donald Boyd and $1,057 to Robert Skerry Hoar in accounts payable. These agreements have been terminated effective November 30, 2014.

On July 23, 2014, the Company entered into a short-term promissory note (the “Note”) with ASPS Energy Investments Ltd., a company whose voting and investment control is held by Mr. Robert Rosenthal, the Company’s President and Chief Executive Officer. The Note is for a principal amount of $20,000, bears interest at the rate of 4% per annum, and is payable on or before August 26, 2014. The proceeds from the Note were used for the Company’s general business purposes. This amount remains outstanding as of December 31, 2014, and the Company has accrued $355 in interest on this note through December 31, 2014. The note was amended to have the note to either be paid in the form of cash or converted into shares. On March 17, 2015, the outstanding principal of $20,000 excluding the accrued interest was converted into 5,000,000 shares of common stock at a price of $0.004 per share. The balance of this accounts payable at March 31, 2015 is $0 as the accrued interest was written off to zero.

Total outstanding related party accounts payable to Avere, Cosimo Damiano, Donald Boyd, Robert Skerry Hoar at March 31, 2015 is $169,884.

NOTE 4 – COMMON STOCK

In the three months ended March 31, 2015, the Company issued 12,234,000 shares of common stock in conversion of $29,262 in convertible notes with WHC Capital, and $16,518 in convertible notes with JMJ Financial; and 19,625,001 shares of common stock in conversion of $78,500 of accounts payable with various related parties.

On March 17, 2015, the Board of Directors of the Company authorized to increase the authorized capital stock from 200,000,000 shares of common stock to 1,000,000,000 shares of common stock. The preferred stock remained unchanged at 25,000,000 shares. Although authorized by the Board and a consent of a majority of the shares entitled to vote on the increase, the increase in authorized shares will become effective on the filing of an amendment to the Company’s Articles of Incorporation which is expected to occur on or about June 22, 2015.

As of March 31, 2015, the Company has 103,323,338 shares of common stock issued and outstanding.

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

During the three months ended March 31, 2015, the Company recorded stock-based compensation of $0 related to options granted in prior periods. At March 31, 2015 the weighted average remaining life of the stock options is 7 years. All options had been fully amortized as of March 31, 2015.

Outstanding as of March 31, 2015	Number of Options/Shares	Range of Exercise Prices	Weighted-Average Exercise Price
Outstanding as of December 31, 2014	850,000	$0.70-$0.80	$0.76
Options granted	-	$0.00	$0.00
Options exercised	-	$0.00	$0.00
Options forfeited/expired/cancelled	-	$0.00	$0.00
Outstanding as of March 31, 2015	850,000	$0.70-$0.80	$0.76
Exercisable as of March 31, 2015	850,000	$0.70-$0.80	$0.76

Information about stock options outstanding as of September 30, 2014 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Number of Options Exercisable
$0.70	350,000	6.90	350,000
$0.80	500,000	8.00	500,000
	850,000	7.56	850,000

NOTE 6 – CONVERTIBLE NOTES PAYABLE

WHC Capital, LLC

On August 12, 2014 the Company entered into a Convertible Promissory Note with WHC Capital, LLC. (“WHC”). The Convertible Promissory Note provides the Company with a note in the principal amount of $210,000. The net proceeds the Company received was $135,000 as $60,000 of Original Issue Discount and a financing fee of $15,000 was netted out from the total principal. The Convertible Promissory Note matures on February 11, 2015, and the Company shall make monthly installments of $25,000, commencing September 11, 2014, with the balance due at maturity. As of December 31, 2014, payments in the amount of $50,000 have been made and the balance remaining at December 31, 2014 is $160,000. As the Company failed to make their required $25,000 installment (and subsequent installments), on November 10, 2014, they have defaulted on the WHC Convertible Promissory Note. As a result of the default, pursuant to the terms of WHC Convertible Promissory Note, the November 10, 2014 installment of $25,000 is increased by 30%, and bears interest at 22%. Additionally, the default leads to acceleration and then the full note is increased by 150% to total $330,581. The Company is in process of negotiating a settlement with WHC. As of December 31, 2014, the Company recorded $170,418 in default interest and penalties. In the three months ended March 31, 2015, the Company converted $29,262 of these notes into shares of common stock.

The Convertible Promissory Note may not be prepaid in whole or in any part except as otherwise explicitly set forth in the agreement. Any amount of principal or interest on this Convertible Promissory Note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid (see above).

WHC shall have the right and at any time after February 11, 2015 to convert all or any part of the outstanding and unpaid principal amount of the Convertible Promissory Note into shares of the Company’s common stock at a conversion price of a thirty-percent (30%) discount off the average of the three (3) lowest intra-day trading prices during the twenty (20) trading days immediately preceding a conversion date, as reported by NASDAQ. The Company recognized a derivative liability in the amount of $229,213 when the note became convertible. Of that amount $141,667 was recognized as debt discount. This amount is amortized using the straight-line method over the life of the Convertible Promissory Note. For the period ended March 31, 2015, the Company has amortized $48,898, with $92,769 remaining as of March 31, 2015.

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

In addition, the Company has recognized an original issue discount in the amount of $60,000. This amount is amortized using the straight-line method over the life of the Convertible Promissory Note. For the period ended March 31, 2015, the Company has amortized $11,650, with $349 remaining as of March 31, 2015.

The WHC note was issued with 500,000 warrants, expiring thirty-six months from the execution of the warrant agreement are exercisable into 500,000 common shares of the Company’s Common Stock at $.15 per share. The fair value of the warrants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 128.14%, risk free interest rate of 1.00%; and expected term of three years. The fair value of the warrants on the date of issuance is reflected as a debt discount in the amount of $24,760 and an increase to additional paid-in capital. Through the period ended March 31, 2015, there was amortization of the debt discount of $6,334 to bring the debt discount to $0 as of March 31, 2015.

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

JMJ has the right after the 90th day, at its election, to convert all or part of the outstanding and unpaid principal and accrued interest into shares of common stock at a conversion price of 60% of the lowest trade price in the 20 trading days previous to the conversion. On December 3, 2014, when the first tranche of the JMJ Note became convertible, the Company recognized a derivative liability in the amount of $66,204, of which $50,000 was recognized as a debt discount. The Company recognized a fair value adjustment of $5,070 through December 31, 2014 bringing the derivative liability balance down to $61,134 at December 31, 2014. In the three months ended March 31, 2015, the Company converted $16,519 of convertible notes into shares of common stock. On March 16, 2015, the second tranche became convertible and the company recognized a derivative liability in the amount of $23,273, of which $19,880 was recognized as debt discount. For the period ended March 31, 2015 there was amortization of the debt discount of $21,755 to bring the unamortized debt discount down to $48,125.

In addition, the Company has recognized an original issue discount in the amount of $7,500. At December 31, 2014, the debt discount net of amortization was $6,587. This amount is amortized using the straight-line method over the life of the Convertible Promissory Note. For the period ended March 31, 2015, the Company has amortized $1,467, with $5,120 remaining as of March 31, 2015.

KBM Worldwide, Inc.

On November 7, 2014 the Company entered into a Convertible Promissory Note with KBM Worldwide, Inc. (“KBM”). The Convertible Promissory Note in the principal amount of $53,500 accrues interest at the rate of 8% per annum and matures August 7, 2015. Any amount of principal or interest on this Convertible Promissory Note which is not paid when due shall bear interest at the rate of 22% per annum (“Default Rate”). The Company received net proceeds of $50,000 for this note, paying $3,500 of fees related to the note out of closing. On January 9, 2015, the Company was funded an additional $40,000.

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

There has been no payments made on this note through March 31, 2015, and the Company has accrued $2,399 in interest of which $1,766 is for the period ended March 31, 2015.

On April 15, 2015, KBM notified the Company that they were in default of their Convertible Promissory Notes due to the Company’s failure to be in compliance with the reporting requirements of the Exchange Act. As a result of this default, and as discussed in the Convertible Promissory Note with KBM, the notes are due on demand for immediate payment representing 150% of the remaining outstanding principal balance, together with Default Interest as provided for in the notes. If the payment is not paid within 5 days of the notice of default, KBM has the right at its sole discretion to convert the default amount into equity as provided for in the notes.

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

There has been no payments made on this note through March 31, 2015, and the Company has accrued $1,224 of which $828 is for the period ended March 31, 2015.

Long-term Debt Summary – March 31, 2015	WHC Capital	JMJ Financial	KBM Worldwide	LG Capital	Total
Principal Amount	$210,000	$75,000	$93,500	$42,000	$420,500
Original Issue Discount	-	(5,120)	-	-	(5,633)
Debt Discount	(93,118)	(48,125)	-	-	(133,276)
Principal converted to stock	(29,262)	(16,518)	-	-	(45,780)
Default Interest Added	170,418	-	-	-	170,581
Principal Repayments	(50,000)	-	-	-	(50,000)
Total – March 31, 2015	208,038	5,236	93,500	42,000	348,774
Less: Current portion of convertible notes payable	(208,038)	(5,236)	(93,500)	(42,000)	(348,774)
Long-term portion of convertible notes payable	$-	$-	$-	$-	$-

NOTE 7 – SALE OF PROPERTY

On March 1, 2015, the Company entered into a Purchase and Sale Agreement with Soda Creek Exploration, LLC (“SCE”) for the sale of its Tejon Extension Acreage, which included the Pass Exploration 77-20 well. The company received nil consideration for the sale upfront but all its ARO costs and liabilities associated with the leases and Well 77-20 have been transferred to SCE and NAMG retains an overriding royalty of 1.5% of future production. As a result of the sale of property, the Company recognized a loss of $147,745 on the assets of Well 77-20.

NOTE 8 – FAIR VALUE MEASUREMENT

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total

Derivative liabilities	-	-	325,553	325,553

There were no such derivatives at December 31, 2013

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible Notes (1)	Derivative Liability (2)	Notes Payable (3)

Liabilities Measured at Fair Value
Beginning balance as of December 31, 2014	$433,500	$61,134	$20,000
Derivative expense	-	252,487	-
Revaluation (gain)/loss in interest expense	-	75,122	-
Issuances, net of discount and repayments	(179,945)	(63,190)	-
Amortization of discount	90,219	-	-
Ending balance as of March 31, 2015	$348,774	$325,553	$20,000

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest is as follows:

For fiscal 2014	$-	$-	$-
For fiscal 2015	-	166,062	-

(1)	The balance as of December 31, 2014 and March 31, 2015, includes gross proceeds received, net of repayments including conversion of debt for common shares.

(2)	Represents the derivative liability on the convertible notes.

(3)	The balance represents the gross amounts outstanding for December 31, 2014 and March 31, 2015.

NOTE 9 – SUSBSEQUENT EVENTS

The Company in April and May issued 7,852,800 shares of common stock in conversion of convertible notes payable of $14,135.

On April 15, 2015, KBM notified the Company that they were in default of their Convertible Promissory Notes due to the Company’s failure to be in compliance with the reporting requirements of the Exchange Act. As a result of this default, and as discussed in the Convertible Promissory Note with KBM, the notes are due on demand for immediate payment representing 150% of the remaining outstanding principal balance, together with Default Interest as provided for in the notes. If the payment is not paid within 5 days of the notice of default, KBM has the right at its sole discretion to convert the default amount into equity as provided for in the notes.

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

NAMG owns lease interests located in the Southern San Joaquin Basin covering its three prospects. On the Tejon Ranch Main lease the Company holds 290 gross acres and 270 net acres; on the Tejon Ranch Extension lease the Company holds 629 gross acres and 346 net acres; and on the White Wolf leases the Company holds 1,169 gross acres and 741 net acres. The majority of these leaseholds are held for primary terms of five years. The current leaseholds are set to expire over various periods from now until February 26, 2018 if no additional lease terms are negotiated or extended. The Company anticipates allowing leases in White Wolf and Tejon Ranch Main lapse upon their lease expirations, and accordingly has impaired these assets as of December 31, 2014. The Company has sold its working interest in the Tejon Ranch Extension leases and related well 77-20 on March 1, 2015 whereby the buyer Soda Creek Exploration LLC has agreed to assume the Company’s abandonment liability and provide NAMG with an overriding royalty of 1.5% of any oil and gas produced and NAMG will be refunded its security bond with the State of California.

Subject to availability of capital, the Company plans to continue using a combination of capital raising, farm-in and asset sale opportunities to develop NAMG’s leased acreage and where possible to maintain an interest either directly or through an overriding royalty exposure in the leases. Our objective is to build value through astute corporate deals to create long term shareholder wealth, through the acquisition and trading of our leases and continue to build a high impact successful exploration company.

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

The Company had plans to permit and explore up to four identified well locations, pending sufficient funding for development, however the collapse in commodity prices has impacted NAMG’s ability to raise funds and further tests and develop its leases. On March 1, 2015 NAMG sold its working interest in the Tejon Ranch Extension project to Soda Creek Exploration LLC, a Colorado based oil and gas company. In consideration of the sale NAMG was relieved of any future abandonment liabilities associated with the suspended well 77-20, retains an overriding royalty of 1.5% on future production and is refunded its security Bond with the State of California.

There can be no assurances that we will be successful in any of these endeavours, that the prices of oil and natural gas will recover to levels that support commercial development of any discovery on our leases or that NAMG will source sufficient funding to at favourable terms to pursue its future plans.

Plans for our fiscal year 2015 include the following:

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The Company has accumulated losses of $3,888,178 and has a working capital deficit of $1,296,438 at March 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Consolidated Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Expenses from Operations – The Company incurred operating expenses of $141,644 for the three-month period ended March 31, 2015; a decrease of $186,289 compared to $327,933 for the three-month period ended March 31, 2014. The operating expense decrease is largely due to a large decrease in management and consulting expenses and general and administrative expenses as a result of the business slowing down and eventual sale of certain assets.

Other Income/Expenses – For the three-month period ended March 31, 2015 the Company had other expenses of $405,675 compared to $661 for the three-month period ended March 31, 2014. These expenses are the result of incurred interest on the Company’s debt and amortization of discounts on the convertible notes for 2014 and for the most part the recognition and fair value adjustments on the derivative liabilities.

Liquidity – At March 31, 2015, the Company had a cash balance of $11,906, compared to a cash balance at December 31, 2014 of $51,210. This decrease in cash is attributed to the net loss offset by all of the noncash operating activities and the increase in accounts payable and accrued expenses and new debt incurred.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of production to produce significant revenues.

Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs beyond June 2015. The Company is looking for outside funding, loans, partner agreements and all other courses at their disposal to improve the sources for capital.

Based on the Company’s current expectations, and, along with subsequent events involving stock purchase, we continue to believe that we are only sufficiently funded through June 2015. We have listed our firm commitments with plans to continue raising capital through agreements put in place for ‘Finder Fee’s, etc. There is no assurance sufficient capital will be available at acceptable terms.

The cash requirements of the Company may have a material impact on our liquidity. The reasons for this are:

The Company has only secured sufficient funds to maintain its current operations through June 2015. There is an uncertainty as to whether the Company can maintain operations through the second quarter of 2015 without securing additional capital through cash raisings, or investor project participation. In addition, our independent registered public accounting firm has issued a going concern on our financial statements.

Net Cash Used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2015 was $69,304, compared to $230,536 used in operating activities in the three months ended March 31, 2014. The decrease in cash used in operating activities was primarily related to a decrease stock based compensation related expenses.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $10,000 compared to $18,022 provided by investing activity in the three months ended March 31, 2014. The decrease in cash provided by investing activities is due to more additions in the prior year for our oil and gas properties.

Cash Flows Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2015 was $40,000 compared to $300,000 provided in the three months ended March 31, 2014. Financing activities during the three months ended March 31, 2014 related to debt financings, as compared to cash provided by financing activities for the three months ended March 31, 2014 related to sales of our common stock.

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

Despite the inherent imprecision in these engineering estimates, accounting rules require disclosure of “proved” reserve estimates due to the importance of these estimates to better understand the perceived value and future cash flows of a company’s E&P operations. There are several authoritative guidelines regarding the engineering criteria that must be met before estimated reserves can be designated as “proved".

At March 31, 2015 the Company does not have any Proved Reserves.

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

At March 31, 2015 the Company does not have any Asset Retirement Obligations.

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

Internal controls over financial reporting and material weakness previously identified

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

On April 15, 2015, KBM notified the Company that they were in default of their Convertible Promissory Notes due to the Company’s failure to be in compliance with the reporting requirements of the Exchange Act. As a result of this default, and as discussed in the Convertible Promissory Note with KBM, the notes are due on demand for immediate payment representing 150% of the remaining outstanding principal balance, together with Default Interest as provided for in the notes. If the payment is not paid within 5 days of the notice of default, KBM has the right at its sole discretion to convert the default amount into equity as provided for in the notes.

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

______________

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

NORTH AMERICAN OIL & GAS CORP.

Date: May 28, 2015	By:	/s/ Robert Rosenthal
Robert Rosenthal
Chief Executive Officer

By:	/s/ Cosimo Damiano
Cosimo Damiano
Chief Financial Officer

