Form 10-Q/A
period 2015-03-31
North American Oil & Gas Corp.
filed 2015-06-01
CIK 1515635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of North American Oil & Gas Corp. (the “Company”) for the three months ended March 31, 2015 (the “Quarterly Period”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2015 (the “Original Report”), is being filed to correct certain typographical errors in the Company’s previously issued consolidated financial statements for the Quarterly Period and to revise related disclosures, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Quarterly Period.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015, on May 29, 2015, members of the Board of Directors of the Company, concluded that the Company’s consolidated financial statements and other financial data for the interim periods noted herein (the “Non-Reliance Period”), as reported in the Quarterly Report on Form 10-Q filed on May 29, 2015, should not be relied upon because of certain typographical errors identified.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Report in its entirety, however, this Form 10-Q/A amends and restates only the following items of the Original Report:

Part I. Financial Information

•	Item 1. Financial Statements (unaudited)

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Controls and Procedures

Part II. Other Information

•	Item 6. Exhibits

In order to preserve the nature and character of the disclosures set forth in the Original Report, this Form 10-Q/A speaks as of the date of the filing of the Original Report, May 29, 2015, and the disclosures contained in this Form 10-Q/A have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement.

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

NORTH AMERICAN OIL & GAS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014

OPERATING EXPENSES
Exploration and leasehold costs	1,648	28,694
Management and consulting expenses	6,000	40,500
General and administrative expenses	139,598	256,057
Impairment expense	-	-
Depreciation	398	362
Accretion on asset retirement obligation	-	2,320
Total operating expenses	147,644	327,933

OTHER INCOME (EXPENSE)
Interest expense, including amortization of original issue discount, net	(91,868)	(2,154)
Loss on embedded derivative	(166,062)	-
Loss on sale of assets	(147,745)	-
Other income (expense)	-	1,493
Total other (income) expense	(405,675)	(661)

Net loss before provision for income taxes	(553,319)	(328,594)

Provision for income taxes	-	-

NET LOSS	$(553,319)	$(328,594)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	71,205,870	61,869,237

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The Company has accumulated losses of $3,894,178 and has a working capital deficit of $1,276,438 at March 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Total outstanding related party accounts payable to Avere, Cosimo Damiano, Donald Boyd, Robert Skerry Hoar at March 31, 2015 is $169,884.

NOTE 4 – COMMON STOCK

In the three months ended March 31, 2015, the Company issued 12,234,000 shares of common stock in conversion of $29,262 in convertible notes with WHC Capital, and $ 16,519 in convertible notes with JMJ Financial; and 19,625,001 shares of common stock in conversion of $78,500 of accounts payable with various related parties.

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

Long-term Debt Summary – March 31, 2015	WHC Capital	JMJ Financial	KBM Worldwide	LG Capital	Total
Principal Amount	$210,000	$75,000	$93,500	$42,000	$420,500
Original Issue Discount	-	(5,120)	-	-	(5,120)
Debt Discount	(93,118)	(48,125)	-	-	(141,243)
Principal converted to stock	(29,262)	(16,519)	-	-	(45,781)
Default Interest Added	170,418	-	-	-	170,418
Principal Repayments	(50,000)	-	-	-	(50,000)
Total – March 31, 2015	208,038	5,236	93,500	42,000	348,774
Less: Current portion of convertible notes payable	(208,038)	(5,236)	(93,500)	(42,000)	(348,774)
Long-term portion of convertible notes payable	$-	$-	$-	$-	$-

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total

Derivative liabilities	-	-	325,553	325,553

There were no such derivatives at December 31, 2013

The estimated fair values of the Company’s derivative liabilities are as follows:

	Convertible Notes (1)	Derivative Liability (2)	Notes Payable (3)

Liabilities Measured at Fair Value
Beginning balance as of December 31, 2014	$433,500	$61,134	$20,000
Derivative expense	-	252,487	-
Revaluation (gain)/loss in interest expense	-	75,122	-
Issuances, net of discount and repayments	(179,945)	(63,190)	(20,000)
Amortization of discount	90,219	-	-
Ending balance as of March 31, 2015	$348,774	$325,553	$-

Total (gain)/loss from revaluation of derivatives included in earnings for the period and reported as an adjustment to interest is as follows:

For fiscal 2014	$-	$-	$-
For fiscal 2015	-	166,062	-

(1)	The balance as of December 31, 2014 and March 31, 2015, includes gross proceeds received, net of repayments including conversion of debt for common shares.

(2)	Represents the derivative liability on the convertible notes.

(3)	The balance represents the gross amounts outstanding for December 31, 2014 and March 31, 2015.

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

Plans for our fiscal year 2015 include the following:

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which indicates a substantial doubt of its ability to continue as a going concern. The Company has accumulated losses of $3,894,178 and has a working capital deficit of $1,276,438 at March 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Consolidated Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Expenses from Operations – The Company incurred operating expenses of $147,644 for the three-month period ended March 31, 2015; a decrease of $180,289 compared to $327,933 for the three-month period ended March 31, 2014. The operating expense decrease is largely due to a large decrease in management and consulting expenses and general and administrative expenses as a result of the business slowing down and eventual sale of certain assets.

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

NORTH AMERICAN OIL & GAS CORP.

Date: June 1, 2015	By:	/s/ Robert Rosenthal
Robert Rosenthal
Chief Executive Officer

By:	/s/ Cosimo Damiano
Cosimo Damiano
Chief Financial Officer

